Form 10-Q
period 1996-03-31
WILLIAMS J B HOLDINGS INC
filed 1996-05-15
CIK 929651

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                           ----------

                           FORM 10-Q


 [   ]  QUARTERLY  REPORT  PURSUANT TO SECTION
        13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
        1934

                 For the quarterly period ended March 31, 1996

                                  OR
 [   ]  TRANSITION  REPORT  PURSUANT TO SECTION
        13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
        1934


                       Commission file number:  33-83734
                                                --------

                     J. B. WILLIAMS HOLDINGS, INC.
        (Exact Name of Registrant as Specified in its Charter)

            DELAWARE                             06-1387159
     (State or Other Jurisdiction of           (I.R.S. Employer
     Incorporation or Organization)         Identification number)

                          65 HARRISTOWN ROAD
                      GLEN ROCK, NEW JERSEY 07452
     (Address of Principal Executive Offices, including Zip Code)



                            (201) 251-8100
         (Registrant's Telephone Number, Including Area Code)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes         No   X
                              -----       -----

 Number of shares of the issuer's Common Stock, par value $0.01, outstanding as
 of May 1, 1996:   9,000

                     J.B. WILLIAMS HOLDINGS, INC.

                             I N D E X




                                                                        PAGE

 PART I  - FINANCIAL INFORMATION

   Item 1: Financial Statements (Unaudited):

           Condensed Consolidated Statements of Operations for the       1
           Three Months Ended March 31, 1996 and March 31, 1995

           Condensed Consolidated Balance Sheets at March 31, 1996       2
           and December 31, 1995

           Condensed Consolidated Statements of Cash Flows for           3
           the Three Months Ended March 31, 1996 and March 31, 1995

           Notes to Condensed Consolidated Financial Statements          4


   Item 2: Management's Discussion and Analysis of Financial             6
           Condition and Results of Operations



 PART II - OTHER INFORMATION
           -----------------

   Item 6: Exhibits and Reports on Form 8-K                              9


   Signature                                                            10

                          J.B. WILLIAMS HOLDINGS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  UNAUDITED
                                (IN THOUSANDS)




                                             THREE MONTHS ENDED MARCH 31,
                                             ----------------------------

                                                  1996          1995
                                                  ----          ----

 NET SALES                                       $9,352       $10,274

 Cost of sales                                    2,523         2,680
                                                 ------        ------
 GROSS MARGIN                                     6,829         7,594

 Distribution and cash discounts                    763         1,042
 Advertising and promotion                        2,312         1,518
 Selling, general and administrative expenses     1,585         1,689
 Depreciation and amortization                    1,133         1,132
                                                 ------        ------
 OPERATING INCOME                                 1,036         2,213

 Interest expense-net                             1,364         1,435
                                                 ------        ------
 INCOME (LOSS) BEFORE INCOME TAXES                 (328)          778

 Income tax provision  (benefit)                   (134)          311
                                                 ------        ------

 NET INCOME (LOSS)                               $ (194)      $   467
                                                 ======        ======


          See Notes to Condensed Consolidated Financial Statements

                              J.B. WILLIAMS HOLDINGS, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                       UNAUDITED
                                     (IN THOUSANDS)


                                      AT MARCH 31, 1996   AT DECEMBER 31, 1995
                                      -----------------   --------------------
 ASSETS
 ------
 CURRENT ASSETS:
    Cash and cash equivalents                   $18,982              $19,478
    Accounts receivable, net                      4,881                7,712
    Inventories                                   3,926                3,267
    Other current assets                            396                  188
                                                 ------               ------
       Total Current Assets                      28,185               30,645

 PROPERTY AND EQUIPMENT, NET                        917                  796

 INTANGIBLE ASSETS, NET                          42,164               43,145

 OTHER ASSETS                                     3,477                3,612
                                                 ------               ------
 TOTAL ASSETS                                   $74,743              $78,198
                                                 ======               ======


 LIABILITIES AND SHAREHOLDER'S EQUITY
 ------------------------------------
 CURRENT LIABILITIES:
    Accounts payable                            $1,326                $1,600
    Accrued expenses                             3,559                 6,546
                                                -------               ------
       Total Current Liabilities                 4,885                 8,146
                                                -------               ------

 LONG TERM DEBT                                 55,000                55,000
                                                 ------               ------

 SHAREHOLDER'S EQUITY:
    Common stock and paid-in capital             9,600                 9,600
    Retained earnings                            5,258                 5,452
                                                -------               ------
       Total Shareholder's Equity               14,858                15,052
                                                -------               ------

 TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY    $74,743               $78,198
                                                =======               ======

       See Notes to Condensed Consolidated Financial Statements

                      J.B. WILLIAMS HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                UNAUDITED
                             (IN THOUSANDS)

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------

                                                           1996        1995
                                                           ----        ----
 OPERATING ACTIVITIES:
 Net income (loss)                                        $(194)     $  467
 Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
     Amortization of intangibles and debt issuance cost   1,052       1,068
     Depreciation and amortization of property and
       equipment                                              8          64
     Provision for doubtful accounts                          4         (20)
     Changes in operating assets and liabilities:
       Accounts receivable                                2,827       1,417
       Inventories                                         (659)       (326)
       Other current assets                                (208)       (267)
       Accounts payable                                    (274)       (316)
       Accrued expenses                                  (2,987)     (2,265)
       Other assets                                          63        ---
                                                         -------     -------

 NET CASH USED IN OPERATING ACTIVITIES                     (295)       (178)
                                                         -------     -------

 INVESTING ACTIVITIES:
 Purchases of property and equipment                       (201)        (14)
                                                         -------     -------
 NET CASH USED IN INVESTING ACTIVITIES                     (201)        (14)
                                                         -------     -------

 DECREASE IN CASH AND CASH EQUIVALENTS                     (496)       (192)
 Cash and cash equivalents, beginning of period          19,478      14,072
                                                         -------     -------
 CASH AND CASH EQUIVALENTS, END OF PERIOD               $18,982     $13,880
                                                        =======     =======

 SUPPLEMENTAL CASH FLOW INFORMATION:
 Income taxes paid                                         $469        $480
 Interest paid                                           $3,300      $3,368


        See Notes to Condensed Consolidated Financial Statements

                       J.B. WILLIAMS HOLDINGS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

 1.  BASIS OF ACCOUNTING AND ORGANIZATION

     The consolidated financial statements include J.B. Williams Holdings, Inc. and its wholly-owned subsidiaries: J.B. Williams Company, Inc., After Shave Products Inc., Pre-Shave Products Inc., Hair Care Products Inc., and CEP Holdings Inc. (collectively the "Company"). Brynwood Partners II L.P., a private partnership formed under Delaware law, is the owner of all of the issued and outstanding capital stock of the Company.

     The accompanying unaudited condensed consolidated financial statements as of March 31, 1996 and for the three month periods ended March 31, 1996 and 1995 have been prepared in accordance with the instructions to Form 10-Q. All adjustments which, in the opinion of the management of the Company, are necessary for a fair presentation of the condensed consolidated financial statements for the three month periods ended March 31, 1996 and 1995 have been reflected. All such adjustments are of a normal recurring nature. The March 31, 1996 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K.

     The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

 2.  LONG TERM DEBT

     Long term debt consists of $55 million 12% Senior Notes, due 2004 (the "Senior Notes").

 3.  FINANCIAL INFORMATION CONCERNING GUARANTORS

     The Senior Notes are guaranteed by each of the Company's wholly-owned subsidiaries, which constitute all of the Company's direct or indirect subsidiaries (the "Subsidiary Guarantors"). The Subsidiary Guarantors have fully and unconditionally guaranteed the Senior Notes on a joint and several basis; and the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. There are no restrictions on the ability of the Subsidiary Guarantors to make distributions to the Company. In management's opinion separate financial statements and other disclosures concerning the Subsidiary Guarantors would not be material to investors. Accordingly, separate financial statements and other disclosures concerning the Subsidiary Guarantors are not included herein.

 4.  RECLASSIFICATIONS

     Certain reclassifications have been made to the 1995 financial statements to conform with the current year's presentation.

                 J. B. WILLIAMS HOLDINGS, INC.
              ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 GENERAL

 J. B. Williams Holdings, Inc. (the "Company"), through its subsidiaries, distributes and sells personal care products (Aqua Velva, Brylcreem, Lectric Shave, and Williams Mug Soap) in the United States, Canada, and Puerto Rico, and oral care products (Cepacol) in the United States and Puerto Rico. The Company acquired its personal care products business in January 1993 and its oral care products business in February 1994, in each case from certain affiliates of SmithKline Beecham Corporation (collectively, "SKB").

 RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1996

 The following table sets forth certain operating data for the three months ended March 31, 1996 and 1995.

                                                             Three Months Ended March 31,
                                    -----------------------------------------------------------------------
                                                                     (In Thousands)
                                    PERSONAL CARE PRODUCTS         ORAL CARE PRODUCTS         TOTAL COMPANY
                                    ----------------------         ------------------         -------------
                                         1996    1995               1996       1995           1996     1995
                                         ----    ----               ----     ----             ----       ----
 NET SALES                             $5,756  $6,613             $3,596     $3,661         $9,352   $10,274
 Cost of Goods Sold                     1,351   1,490              1,172      1,190          2,523     2,680
                                        -----   -----              -----      -----          -----     -----
 GROSS MARGIN                           4,405   5,123              2,424      2,471          6,829     7,594
 Distribution and Cash Discounts          392     649                371        393            763     1,042
 Advertising and Promotion              1,216     588              1,096        930          2,312     1,518
                                        -----   -----              -----      -----          -----     -----
 BRAND CONTRIBUTION                    $2,797  $3,886               $957     $1,148          3,754     5,034
                                       ======  ======              =====     ======
 Selling, General and Admin. Exp.                                                            1,585     1,689
 Depreciation and Amortization                                                               1,133     1,132
                                                                                             -----     -----
 OPERATING INCOME                                                                            1,036     2,213
 Interest Expense, Net                                                                       1,364     1,435
                                                                                             -----     -----
 INCOME BEFORE INCOME TAXES                                                                   (328)      778
 Income Tax Provision (Benefit)                                                               (134)      311
                                                                                             ------    -----
 NET INCOME (LOSS)                                                                          $ (194)    $ 467
                                                                                             ======    =====

 For the three month period ended March 31, 1996, net sales decreased 9.0% to $9,352,000 from $10,274,000 for the same period in 1995. This decrease is primarily attributable to lower shipments of the personal care products which were 13% lower in 1996 compared to 1995. Although brand shares are up slightly, shipments of Lectric Shave and Brylcreem are behind last year reflecting overall declines in category sales. Additionally, sales across all products continue to be negatively affected by inventory reduction programs being initiated by our trade customers.

 For the three month period ended March 31, 1996, cost of goods sold decreased 5.9% to $2,523,000 from $2,680,000 for the same period in 1995. This decrease is primarily related to the lower sales volumes, but is partially offset by higher manufacturing costs caused by price increases from the Company's contract manufacturers and component suppliers.

 For the three month period ended March 31, 1996, distribution expenses and cash discounts decreased 26.8% to $763,000 from $1,042,000 for the same period in 1995. This decrease is associated with a combination of lower sales volumes, lower levels of customer returns and more efficient use of the Company's distribution network.

 For the three month period ended March 31, 1996, advertising and promotion expenses increased 52.3% to $2,312,000 from $1,518,000 for the same period in 1995. While this increase reflects higher levels of marketing support on both the personal care and oral care businesses, most of the change versus 1995 is associated with increased spending on the Aqua Velva brand re-stage program initiated during the second half of 1995.

 For the three month period ended March 31, 1996, selling, general, and administrative expenses decreased 6.2% to $1,585,000 from $1,689,000 for the same period in 1995. This decrease is attributable to a combination of lower broker commission payments, associated with the lower sales revenue, and with savings in certain other administrative expenses.

 For the three month period ended March 31, 1996, depreciation and amortization of $1,133,000 was essentially unchanged versus the same period in 1995.

 For the three month period ended March 31, 1996, interest expense, net of interest income decreased 4.9% to $1,364,000 from $1,435,000 for the same
 period in 1995.   The reduction is entirely related to an increase in
 interest income.

 For the three month period ended March 31, 1996, there was an income tax benefit of $(194,000) versus income taxes of $311,000 for the same period in 1995. The effective tax rate was 41% for the 1996 interim period and 40% for the same period in 1995.

 LIQUIDITY AND CAPITAL RESOURCES

 The following chart summarizes the net funds provided and/or used in operating, financing and investing activities for the periods ended March 31, 1996 and 1995 (in thousands).

                                         THREE MONTHS ENDED MARCH 31,
                                         ----------------------------
                                               1996         1995
                                               ----         ----
 Net cash used in operating activities        $(295)        $(178)
 Net cash used in investing activities         (201)          (14)
 Decrease in cash and cash equivalents        $(496)        $(192)

 The principal adjustments to reconcile net loss of $(194,000) for the period ended March 31, 1996 to net cash used in operating activities of $295,000 are depreciation and amortization of $1,133,000, offset by a net increase in working capital requirements of $1,234,000. The working capital increase is primarily linked to a decrease in accrued expenses resulting from the March 1, 1996 semi-annual interest payment associated with the Senior Notes.

 Capital expenditures, which were $.2 million for the three months ended March 31, 1996, are generally not significant in the Company's business and the Company currently has no material commitments for future capital expenditures.

 As a result of the Senior Notes, the Company had $55 million of total debt outstanding as of March 31, 1996. Pursuant to the terms of the Senior Notes, on March 15, 1996, the Company made an offer to purchase from the holders thereof on a pro rata basis an aggregate principal amount of Senior Notes equal to the Company's Free Cash Flow (as defined in the Senior Notes) at a purchase price equal to 100% of the principal amount of the Senior Notes plus accrued interest. Pursuant to this offer, on April 15, 1996, the Company purchased Senior Notes from certain holders thereof for an aggregate of
 $4,055,000.   As a result, the Company's total debt outstanding was reduced to $50,945,000. Management expects that cash on hand and internally generated funds will provide sufficient capital resources to finance the Company's operations and meet interest requirements on the Senior Notes, both in respect of the short term as well as during the long term. However, there can be no guarantee that the Company will generate funds sufficient to meet these needs or that it will have access to bank financing to meet any shortfall. Because the Company does not currently have a revolving credit facility, if such a shortfall occurs, alternative sources of financing would be necessary in order for the Company to meet its liquidity requirements.

                      PART II - OTHER INFORMATION


   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits:
                - Exhibit 27 Financial Data Schedule

            (b) Reports on Form 8-K
                - No reports on Form 8-K were filed by the registrant during the period covered by this report.

                                  SIGNATURES




 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                           J.B. WILLIAMS HOLDINGS, INC.




 Date: MAY 13, 1996        /S/ KEVIN C. HARTNETT
       ------------        ---------------------------
                           Name:  Kevin C. Hartnett
                           Title: Vice President and Chief Financial Officer