Form 10-Q
period 1996-06-30
WILLIAMS J B HOLDINGS INC
filed 1996-08-14
CIK 929651

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                          -----------------------

                                 FORM 10-Q


 [  ]     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                                 Yes       No   X
                                     ----     ----

 Number of shares of the issuer's Common Stock, par value $0.01, outstanding as
 of July 31, 1996:   9,000

                  J.B. WILLIAMS HOLDINGS, INC.

                                 I N D E X




                                                                        PAGE

 PART I  - FINANCIAL INFORMATION

     Item 1: Financial Statements (Unaudited):

             Condensed Consolidated Statements of Operations for the      1
             Three Months and Six Months Ended June 30, 1996 and
             June 30, 1995

             Condensed Consolidated Balance Sheets at June 30, 1996       2
             and December 31, 1995

             Condensed Consolidated Statements of Cash Flows for          3
             the Six Months Ended June 30, 1996 and June 30, 1995

             Notes to Condensed Consolidated Financial Statements         4


     Item 2: Management's Discussion and Analysis of Financial            6
             Condition and Results of Operations


 PART II - OTHER INFORMATION

     Item 6: Exhibits and Reports on Form 8-K                            10


     Signature                                                           11

                     J.B. WILLIAMS HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                UNAUDITED
                              (IN THOUSANDS)


                                       THREE MONTHS           SIX MONTHS
                                       ENDED JUNE 30,        ENDED JUNE 30,
                                    -------------------   -------------------
                                     1996        1995      1996         1995
                                     ----        ----      ----         ----
 Net sales                          $9,843    $11,332     $19,195    $21,606

 Cost of sales                       3,048      3,297       5,571      5,977
                                    ------     ------      ------     ------

 Gross margin                        6,795      8,035      13,624     15,629

 Distribution and cash discounts       787      1,014       1,550      2,056
 Advertising and promotion           1,107      1,713       3,419      3,232
 Selling, general and
    administrative expenses          1,759      1,782       3,344      3,471
 Depreciation and amortization       1,142      1,134       2,275      2,266
                                    ------     ------      ------     ------

 Operating income                    2,000      2,392       3,036      4,604

 Interest expense-net                1,327      1,444       2,691      2,879
                                    ------     ------      ------     ------

 Income before income taxes            673        948         345      1,725

 Income tax provision                  275        396         141        707
                                    ------     ------      ------     ------

 Net income                        $   398    $   552     $   204     $1,018
                                    ======     ======      ======     ======


            See Notes to Condensed Consolidated Financial Statements

                     J.B. WILLIAMS HOLDINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                   UNAUDITED
                                 (IN THOUSANDS)


                                      AT JUNE 30, 1996   AT DECEMBER 31, 1995
 ASSETS
 ------
 Current Assets:
    Cash and cash equivalents                $16,117           $19,478
    Accounts receivable, net                   4,893             7,712
    Inventories                                3,815             3,267
    Other current assets                         449               188
                                              ------            ------
       Total Current Assets                   25,274            30,645

 Property and Equipment, Net                   1,024               796

 Intangible Assets, Net                       41,184            43,145

 Other Assets                                  3,400             3,612
                                              ------            ------

 TOTAL ASSETS                                $70,882           $78,198
                                              ======            ======

 LIABILITIES AND SHAREHOLDER'S EQUITY
 ------------------------------------
 Current Liabilities:
    Accounts payable                         $   670            $1,600
    Accrued expenses                           4,611             6,546
                                              ------            ------
       Total Current Liabilities               5,281             8,146
                                              ------            ------

 Long Term Debt                               50,345            55,000
                                              ------            ------

 Shareholder's Equity:
    Common stock and paid-in capital           9,600             9,600
    Retained earnings                          5,656             5,452
                                              ------            ------
      Total Shareholder's Equity              15,256            15,052
                                              ------            ------

 TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY  $70,882           $78,198
                                              ======            ======


            See Notes to Condensed Consolidated Financial Statements

                         J.B. WILLIAMS HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   UNAUDITED
                                 (IN THOUSANDS)

                                                  SIX MONTHS ENDED JUNE 30,
                                                  -------------------------

                                                      1996           1995
                                                      ----           ----

 OPERATING ACTIVITIES:
 Net income                                         $   204        $1,018
 Adjustments to reconcile net income to net
 cash provided by operating activities:
     Amortization of intangibles and debt
       issuance costs                                 2,105         2,135
     Depreciation and amortization of
       property and equipment                           170           131
     Provision for doubtful accounts                      5           ---
     Changes in operating assets and liabilities:
         Accounts receivable                          2,814           795
         Inventories                                   (548)         (621)
         Other current assets                          (260)           48
         Accounts payable                              (930)         (597)
         Accrued expenses                            (1,935)         (381)
         Other assets                                    68           ---
                                                     -------       -------
 Net Cash Provided By Operating Activities            1,693         2,528
                                                     -------       -------

 INVESTING ACTIVITIES:
 Purchases of property and equipment                   (399)          (66)
                                                     -------       -------
 Net Cash Used in Investing Activities                 (399)          (66)
                                                     -------       -------

 FINANCING ACTIVITIES:
 Repurchase of Senior Notes                          (4,655)          ---
                                                     -------       -------
 Net Cash Used in Financing Activities               (4,655)          ---
                                                     -------       -------

 Increase (Decrease) in Cash and Cash Equivalents    (3,361)        2,462
 Cash and cash equivalents, beginning of year        19,478        14,072
                                                     -------       -------
 Cash and Cash Equivalents, End of Period           $16,117       $16,534
                                                     =======       =======

 SUPPLEMENTAL CASH FLOW INFORMATION:
 Income taxes paid                                  $  779        $1,232
 Interest paid                                      $3,380        $3,368

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

    The accompanying unaudited condensed consolidated financial statements as of June 30, 1996 and for the three month and six month periods ended June 30, 1996 and 1995 have been prepared in accordance with the instructions to Form 10-Q. All adjustments which, in the opinion of the management of the Company, are necessary for a fair presentation of the condensed consolidated financial statements for the three month and six month periods ended June 30, 1996 and 1995 have been reflected. All such adjustments are of a normal recurring nature. The June 30, 1996 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K.

    The results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

 2. LONG TERM DEBT

    Long term debt consists of $50.3 million 12% Senior Notes, due 2004 (the "Senior Notes").

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

 RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 1996

 The following table sets forth certain operating data for the three months ended June 30, 1996 and 1995.

                                        THREE MONTHS ENDED JUNE 30,
                            ------------------------------------------------
                                               (In Thousands)
                              PERSONAL          ORAL CARE        TOTAL
                            CARE PRODUCTS        PRODUCTS       COMPANY
                            -------------    --------------   --------------
                             1996    1995     1996    1995     1996   1995
                             ----    ----     ----    ----     ----   ----
 NET SALES                  $6,504  $7,833   $3,339  $3,499  $9,843  $11,332
 Cost of Goods Sold          1,695   1,960    1,353   1,337   3,048    3,297
                             -----   -----    -----   -----   -----   ------
 GROSS MARGIN                4,809   5,873    1,986   2,162   6,795    8,035
 Distribution and Cash
   Discounts                   424     658      363     356     787    1,014
 Advertising and Promotion     678   1,196      429     517   1,107    1,713
                             -----   -----    -----   -----   -----   ------
 BRAND CONTRIBUTION         $3,707  $4,019   $1,194  $1,289   4,901    5,308
                             =====   =====    =====   =====
 Selling, General and
   Admin. Exp.                                                1,759    1,782
 Depreciation and
   Amortization                                               1,142    1,134
                                                             ------   ------
 OPERATING INCOME                                             2,000    2,392
 Interest Expense, Net                                        1,327    1,444
                                                             ------   ------
 INCOME BEFORE INCOME TAXES                                     673      948
 Income Tax Provision                                           275      396
                                                             ------   ------
 NET INCOME                                                   $ 398    $ 552
                                                             ======   ======



 For the three month period ended June 30,1996, net sales decreased 13.1% to $9,843,000 from $11,332,000 for the same period in 1995. While brand shares, reflecting consumer consumption, are up versus 1995, shipments across all products have been negatively affected by the continued industry trend towards reduced inventories and by the depletion of remaining stocks held by specialty distributors and promotional suppliers.

 For the three month period ended June 30, 1996, cost of goods sold decreased 7.6% to $3,048,000 from $3,297,000 for the same period in 1995. This decrease is primarily related to the lower sales volumes, but is partially offset by higher manufacturing costs caused by price increases from the Company's contract manufacturers and component suppliers.

 For the three month period ended June 30, 1996, distribution expenses and cash discounts decreased 22.4% to $787,000 from $1,014,000 for the same period in 1995. This decrease is associated with a combination of lower sales volumes and a more efficient use of the Company's distribution network.

 For the three month period ended June 30, 1996, advertising and promotion expenses decreased 35.4% to $1,107,000 from $1,713,000 for the same period in 1995. Most of the change versus 1995 is related to lower levels of support on Aqua Velva as plans were being finalized for the 1996 second half roll-out of the new Aqua Velva line extensions.

 For the three month period ended June 30, 1996, selling, general, and administrative expenses decreased slightly by 1.2% to $1,759,000 from $1,782,000 for the same period in 1995.

 For the three month period ended June 30, 1996, depreciation and amortization of $1,142,000 was essentially unchanged versus $1,134,000 for the same period in 1995.

 For the three month period ended June 30, 1996, interest expense, net of interest income decreased 8.1% to $1,327,000 from $1,444,000 for the same
 period in 1995.   This reduction is related to a combination of increased
 interest income and lower interest expense due to a reduction in the outstanding principal amount of the Senior Notes as a result of the repurchase by the Company of $4,655,000 in outstanding principal amount. See "Liquidity and Capital Resources."

 For the three month period ended June 30, 1996, income taxes were $275,000 versus $396,000 for the same period in 1995. The effective tax rate was 41% for the 1996 interim period and 42% for the same period in 1995.

 RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1996

 The following table sets forth certain operating data for the six months ended June 30, 1996 and 1995.

                                        SIX MONTHS ENDED JUNE 30,
                                        -------------------------

                                               (In Thousands)
                              PERSONAL         ORAL CARE          TOTAL
                            CARE PRODUCTS       PRODUCTS         COMPANY
                            -------------    --------------  ----------------
                             1996    1995     1996    1995     1996     1995
                             ----    ----     ----    ----     ----     ----
 NET SALES                 $12,260 $14,446   $6,935  $7,160  $19,195  $21,606
 Cost of Goods Sold          3,046   3,449    2,525   2,528    5,571    5,977
                            ------  ------    -----   -----   ------   ------
 GROSS MARGIN                9,214  10,997    4,410   4,632   13,624   15,629
 Distribution and Cash
   Discounts                   816   1,307      734     749    1,550    2,056
 Advertising and Promotion   1,894   1,785    1,525   1,447    3,419    3,232
                            ------  ------    -----   -----   ------   ------
 BRAND CONTRIBUTION        $ 6,504  $7,905   $2,151  $2,436    8,655   10,341
                            ======   =====    =====   =====
 Selling, General and
   Admin. Exp.                                                 3,344    3,471
 Depreciation and Amortization                                 2,275    2,266
                                                              ------   ------
 OPERATING INCOME                                              3,036    4,604
 Interest Expense, Net                                         2,691    2,879
                                                              ------   ------
 INCOME BEFORE INCOME TAXES                                      345    1,725
 Income Tax Provision                                            141      707
                                                              ------   ------
 NET INCOME                                                    $ 204  $ 1,018
                                                              ======   ======

 For the six month period ended June 30, 1996, net sales decreased 11.2% to $19,195,000 from $21,606,000 for the same period in 1995. While brand shares, reflecting consumer consumption, are up versus 1995, shipments across all products have been negatively affected by the continued industry trend towards reduced inventories and by the depletion of remaining stocks held by specialty distributors and promotional suppliers.

 For the six month period ended June 30, 1996, cost of goods sold decreased 6.8% to $5,571,000 from $5,977,000 for the same period in 1995. This decrease is primarily related to the lower sales volumes, but is partially offset by higher manufacturing costs caused by price increases from the Company's contract manufacturers and component suppliers.

 For the six month period ended June 30, 1996, distribution expenses and cash discounts decreased 24.6% to $1,550,000 from $2,056,000 for the same period in 1995. This decrease is associated with a combination of lower sales volumes, lower levels of customer returns and a more efficient use of the Company's distribution network.

 For the six month period ended June 30, 1996, advertising and promotion expenses increased 5.8% to $3,419,000 from $3,232,000 for the same period in 1995. This reflects slightly higher levels of marketing support on both the personal care and oral care businesses with most of the change versus 1995 being associated with increased spending on the Aqua Velva brand re-stage program.

 For the six month period ended June 30, 1996, selling, general, and administrative expenses decreased by 3.7% to $3,344,000 from $3,471,000 for the same period in 1995. This decrease is attributable to a combination of lower broker commission payments, associated with the lower sales revenue, and with savings in certain other administrative expenses.

 For the six month period ended June 30, 1996, depreciation and amortization of $2,275,000 was essentially unchanged versus $2,266,000 for the same period in 1995.

 For the six the period ended June 30, 1996, interest expense, net of interest income decreased 6.5% to $2,691,000 from $2,879,000 for the same period in
 1995.   This reduction is related to a combination of increased interest income and lower interest expense as a result of the reduction in the outstanding principal amount of the Senior Notes as a result of the repurchase by the Company of $4,655,000 in outstanding principal amount.
 See "Liquidity and Capital Resources."

 For the six month period ended June 30, 1996, income taxes were $141,000 versus $707,000 for the same period in 1995. The effective tax rate was 41% for both the 1996 and 1995 interim periods.

 LIQUIDITY AND CAPITAL RESOURCES

 The following chart summarizes the net funds provided and/or used in operating, financing and investing activities for the periods ended June 30, 1996 and 1995 (in thousands).

                                             Six Months Ended June 30,
                                             -------------------------
                                                  1996        1995
                                                  ----        ----
 Net cash provided by operating activities      $1,693       $2,528
 Net cash used in investing activities            (399)         (66)
 Net cash used in financing activities          (4,655)         ---
 Increase (Decrease) in cash and cash
    equivalents                                $(3,361)      $2,462

 The principal adjustments to reconcile net income of $204,000 for the period ended June 30, 1996 to net cash provided by operating activities of $1,693,000 are depreciation and amortization of $2,275,000, partially offset by a net increase in working capital requirements of $786,000. The working capital increase is primarily linked to generally lower levels of payables and accrued expenses.

 Capital expenditures, which were $.4 million for the six months ended June 30, 1996, are generally not significant in the Company's business and the Company currently has no material commitments for future capital expenditures.

 As a result of the Senior Notes, the Company had $55 million of total debt outstanding as of December 31, 1995. Pursuant to the terms of the Senior Notes, on March 15, 1996, the Company made an offer to purchase from the holders thereof on a pro rata basis an aggregate principal amount of Senior Notes equal to the Company's Free Cash Flow (as defined in the Senior Notes) at a purchase price equal to 100% of the principal amount of the Senior Notes plus accrued interest. Pursuant to this offer, on April 15, 1996, the Company purchased Senior Notes from certain holders thereof for an aggregate of $4,055,000.

 In addition to the Free Cash Flow offer, the Company also purchased an additional $600,000 of the Senior Notes on June 14, 1996. As a result of these repurchases, the Company's total debt outstanding was reduced to $50,345,000. Management expects that cash on hand and internally generated funds will provide sufficient capital resources to finance the Company's operations and meet interest requirements on the Senior Notes, both in respect of the short term as well as during the long term. However, there can be no guarantee that the Company will generate funds sufficient to meet these needs or that it will have access to bank financing to meet any shortfall. Because the Company does not currently have a revolving credit facility, if such a shortfall occurs, alternative sources of financing would be necessary in order for the Company to meet its liquidity requirements.

                          PART II - OTHER INFORMATION


   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits:
               - Exhibit 27 - Financial Data Schedule

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



                              J.B. WILLIAMS HOLDINGS, INC.


 Date: AUGUST 13, 1996        /S/ KEVIN C. HARTNETT
       ---------------        ----------------------------------
                              Name:  Kevin C. Hartnett
                              Title: Vice President and Chief
                                     Financial Officer