Form 10-Q
period 1996-09-30
WILLIAMS J B HOLDINGS INC
filed 1996-11-04
CIK 929651

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                           -----------------------

                                   FORM 10-Q

[  ] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

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

                              Yes      No  X
                                 -----   -----

Number of shares of the issuer's Common Stock, par value $0.01, outstanding as
of October 30, 1996:   9,000

                          J.B. WILLIAMS HOLDINGS, INC.

                                   I N D E X

                                                                          PAGE
PART I  - FINANCIAL INFORMATION
          ---------------------

     Item 1:  Financial Statements (Unaudited):

              Condensed Consolidated Statements of Operations for the        1
              Three Months and Nine Months Ended September 30, 1996
              and September 30, 1995

              Condensed Consolidated Balance Sheets at September 30,         2
              1996 and December 31, 1995

              Condensed Consolidated Statements of Cash Flows for            3
              the Nine Months Ended September 30, 1996 and
              September 30, 1995

              Notes to Condensed Consolidated Financial Statements           4


     Item 2:  Management's Discussion and Analysis of Financial              6
              Condition and Results of Operations



PART II - OTHER INFORMATION
          -----------------

     Item 6:  Exhibits and Reports on Form 8-K                              10


              Signature                                                     11

                                            J.B. WILLIAMS HOLDINGS, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      UNAUDITED
                                                    (IN THOUSANDS)



                                       THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                       --------------------------------    -------------------------------
                                                1996      1995                      1996      1995
                                                ----      ----                      ----      ----
NET SALES                                     $12,756   $11,783                   $31,951   $33,389

Cost of sales                                   3,933     3,444                     9,504     9,421
                                              -------   -------                   -------   -------
GROSS MARGIN                                    8,823     8,339                    22,447    23,968

Distribution and cash discounts                   926     1,028                     2,476     3,084
Advertising and promotion                       2,218     3,497                     5,637     6,729
Selling, general and administrative expenses    1,936     1,715                     5,280     5,186
Depreciation and amortization                   1,155     1,138                     3,430     3,404
                                              -------   -------                   -------   -------
OPERATING INCOME                                2,588       961                     5,624     5,565

Interest expense-net                            1,276     1,405                     3,967     4,284
                                              -------   -------                   -------   -------
INCOME (LOSS) BEFORE INCOME TAXES               1,312      (444)                    1,657     1,281

Income tax provision (benefit)                    539      (207)                      680       500
                                              -------   --------                  -------   -------
NET INCOME (LOSS)                             $   773   $  (237)                  $   977   $   781
                                              =======   ========                  =======   =======


                    See Notes to Condensed Consolidated Financial Statements

                                   J.B. WILLIAMS HOLDINGS, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEETS

                                             UNAUDITED
                                           (IN THOUSANDS)



                                      AT SEPTEMBER 30, 1996       AT DECEMBER 31, 1995
                                      --------------------        --------------------
ASSETS
------

CURRENT ASSETS:

   Cash and cash equivalents                 $16,953                     $19,478
   Accounts receivable, net                    6,028                       7,712
   Inventories                                 3,424                       3,267
   Other current assets                          660                         188
                                             -------                     -------
      Total Current Assets                    27,065                      30,645

PROPERTY AND EQUIPMENT, NET                    1,021                         796

INTANGIBLE ASSETS, NET                        40,203                      43,145

OTHER ASSETS                                   3,330                       3,612
                                             -------                     -------
TOTAL ASSETS                                 $71,619                     $78,198
                                             =======                     =======

LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------

CURRENT LIABILITIES:

   Accounts payable                          $ 1,660                     $ 1,600
   Accrued expenses                            3,584                       6,546
                                             -------                     -------
      Total Current Liabilities                5,244                       8,146
                                             -------                     -------
LONG TERM DEBT                                50,345                      55,000
                                              ------                     -------
SHAREHOLDER'S EQUITY:
   Common stock and paid-in capital            9,600                       9,600
   Retained earnings                           6,430                       5,452
                                             -------                     -------
      Total Shareholder's Equity              16,030                      15,052
                                             -------                     -------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY   $71,619                     $78,198
                                             =======                     =======


                    See Notes to Condensed Consolidated Financial Statements

                                  J.B. WILLIAMS HOLDINGS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           UNAUDITED
                                         (IN THOUSANDS)

                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                  -------------------------------
                                                                         1996         1995
                                                                         ----         ----
OPERATING ACTIVITIES:
Net income                                                             $   977      $   781
Adjustments to reconcile net income to net cash provided
by operating activities:
   Amortization of intangibles and debt issuance costs                   3,157        3,203
   Depreciation and amortization of property and equipment                 272          201
   Changes in operating assets and liabilities:
     Accounts receivable                                                 1,684          177
     Inventories                                                          (157)        (347)
     Other current asset                                                  (472)          63
     Accounts payable                                                       60       (1,080)
     Accrued expenses                                                   (2,962)      (2,704)
     Other assets                                                           68          --
                                                                       -------      -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                2,627          294
                                                                       -------      -------

INVESTING ACTIVITIES - Purchases of property and equipment                (497)         (97)
                                                                       -------      -------

FINANCING ACTIVITIES - Repurchase of Senior Notes                       (4,655)          --
                                                                       -------      -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (2,525)         197
Cash and cash equivalents, beginning of year                            19,478       14,072
                                                                       -------      -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $16,953      $14,269
                                                                       =======      =======

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                                      $   855      $ 1,531
Interest paid                                                          $ 6,401      $ 6,668



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

    The accompanying unaudited condensed consolidated financial statements as of September 30, 1996 and for the three month and nine month periods ended September 30, 1996 and 1995 have been prepared in accordance with the instructions to Form 10-Q. All adjustments which, in the opinion of the management of the Company, are necessary for a fair presentation of the condensed consolidated financial statements for the three month and nine month periods ended September 30, 1996 and 1995 have been reflected. All such adjustments are of a normal recurring nature. The September 30, 1996 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K.

    The results of operations for the period ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1996

The following table sets forth certain operating data for the three months ended September 30, 1996 and 1995.

                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                    ----------------------------------------------------------------
                                                                (In Thousands)
                                    PERSONAL CARE PRODUCTS      ORAL CARE PRODUCTS     TOTAL COMPANY
                                    ----------------------      ------------------     -------------
                                        1996     1995              1996     1995       1996     1995
                                        ----     ----              ----     ----       ----     ----
NET SALES                              $8,561   $7,572            $4,195   $4,211    $12,756  $11,783
Cost of Goods Sold                      2,348    2,073             1,585    1,371      3,933    3,444
                                       ------   ------            ------   ------    -------  -------
GROSS MARGIN                            6,213    5,499             2,610    2,840      8,823    8,339
Distribution and Cash Discounts           528      588               398      440        926    1,028
Advertising and Promotion               1,308    1,871               910    1,626      2,218    3,497
                                       ------   ------            ------   ------    -------  -------
Brand Contribution                     $4,377   $3,040            $1,302   $  774      5,679    3,814
                                       ======   ======            ======   ======
Selling, General and Admin. Exp.                                                       1,936    1,715
Depreciation and Amortization                                                          1,155    1,138
                                                                                     -------  -------
OPERATING INCOME                                                                       2,588      961
Interest Expense, Net                                                                  1,276    1,405
                                                                                     -------  -------
INCOME (LOSS) BEFORE INCOME TAXES                                                      1,312     (444)
Income Tax Provision (Benefit)                                                           539     (207)
                                                                                     -------  -------
NET INCOME (LOSS)                                                                    $   773  $  (237)
                                                                                     =======  =======


For the three month period ended September 30, 1996, net sales increased 8.3% to $12,756,000 from $11,783,000 for the same period in 1995. All of this increase is related to sales of the new Aqua Velva deodorants, anti-perspirants and skin conditioners that were introduced and began shipping in July 1996.

For the three month period ended September 30, 1996, cost of goods sold increased 14.2% to $3,933,000 from $3,444,000 for the same period in 1995. This increase is related to a combination of the increased sales volumes and higher manufacturing costs caused by price increases from the Company's contract manufacturers and component suppliers.

For the three month period ended September 30, 1996, distribution expenses and cash discounts decreased 10.0% to $926,000 from $1,028,000 for the same period in 1995. This decrease is primarily due to a more efficient use of the Company's distribution network which was recently expanded to add a new distribution facility in the Midwest.

For the three month period ended September 30, 1996, advertising and promotion expenses decreased 36.6% to $2,218,000 from $3,497,000 for the same period in 1995. Most of the change versus 1995 is related to lower levels of support on Aqua Velva and Cepacol as plans were being finalized for the 1996 second half roll-out of the new Aqua Velva line extensions. It is anticipated that spending will increase during the fourth quarter in support of this roll-out.

For the three month period ended September 30, 1996, selling, general, and administrative expenses increased 12.9% to $1,936,000 from $1,715,000 for the same period in 1995. Most of this increase is due to expenses associated with increased staffing and outside professional services related to the development and introduction of the new Cepacol and Aqua Velva products.

For the three month period ended September 30, 1996, depreciation and amortization increased slightly to $1,155,000 from $1,138,000 for the same period in 1995.

For the three month period ended September 30, 1996, interest expense, net of interest income, decreased 9.2% to $1,276,000 from $1,405,000 for the
same period in 1995.   This reduction is primarily due to lower interest
expense related to a reduction in the outstanding principal amount of the Senior Notes as a result of the repurchase by the Company of $4,655,000 in outstanding principal amount. See "Liquidity and Capital Resources."

For the three month period ended September 30, 1996, income taxes were $539,000 versus a credit of $(207,000) for the same period in 1995. The effective tax rate was 41% for the 1996 interim period and 47% for the same period in 1995.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996

The following table sets forth certain operating data for the nine months ended September 30, 1996 and 1995.

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                    ----------------------------------------------------------------
                                                                 (In Thousands)
                                    PERSONAL CARE PRODUCTS      ORAL CARE PRODUCTS     TOTAL COMPANY
                                    ----------------------      ------------------     -------------
                                        1996     1995              1996     1995       1996     1995
                                        ----     ----              ----     ----       ----     ----
NET SALES                             $20,821  $22,018           $11,130  $11,371    $31,951  $33,389
Cost of Goods Sold                      5,394    5,522             4,110    3,899      9,504    9,421
                                      -------  -------           -------  -------    -------  -------
GROSS MARGIN                           15,427   16,496             7,020    7,472     22,447   23,968
Distribution and Cash Discounts         1,344    1,895             1,132    1,189      2,476    3,084
Advertising and Promotion               3,202    3,656             2,435    3,073      5,637    6,729
                                      -------  -------           -------  -------    -------  -------
BRAND CONTRIBUTION                    $10,881  $10,945           $ 3,453  $ 3,210     14,334   14,155
                                      =======  =======           =======  =======
Selling, General and Admin. Exp.                                                       5,280    5,186
Depreciation and Amortization                                                          3,430    3,404
                                                                                     -------  -------
OPERATING INCOME                                                                       5,624    5,565
Interest Expense, Net                                                                  3,967    4,284
                                                                                     -------  -------
INCOME BEFORE INCOME TAXES                                                             1,657    1,281
Income Tax Provision                                                                     680      500
                                                                                     -------  -------
NET INCOME                                                                           $   977  $   781
                                                                                     =======  =======


For the nine month period ended September 30, 1996, net sales decreased 4.3% to $31,951,000 from $33,389,000 for the same period in 1995. While brand shares, reflecting consumer consumption, are up versus 1995, shipments across all products have been negatively affected by the continued industry trend towards reduced inventories and by the depletion of remaining stocks held by specialty distributors and promotional suppliers. These negative factors were partially offset in the third quarter by shipments of the new Aqua Velva products.

For the nine month period ended September 30, 1996, cost of goods sold increased .9% to $9,504,000 from $9,421,000 for the same period in 1995. This increase is primarily related to higher manufacturing costs caused by price increases from the Company's contract manufacturers and component suppliers, partially offset by the lower sales volumes.

For the nine month period ended September 30, 1996, distribution expenses and cash discounts decreased 19.7% to $2,476,000 from $3,084,000 for the same period in 1995. This decrease is associated with a combination of lower sales volumes, lower levels of customer returns and a more efficient use of the Company's expanded distribution network.

For the nine month period ended September 30, 1996, advertising and promotion expenses decreased 16.2% to $5,637,000 from $6,729,000 for the same period in 1995. This reflects slightly lower levels of marketing support on both the personal care and oral care businesses, as marketing programs generally have been scheduled for later in the year.

For the nine month period ended September 30, 1996, selling, general, and administrative expenses increased by 1.8% to $5,280,000 from $5,186,000 for the same period in 1995. This increase is primarily related to increased levels of staffing and associated expenses associated with the development and introduction of the new Cepacol and Aqua Velva products, partially offset by lower broker commission payments.

For the nine month period ended September 30, 1996, depreciation and amortization increased slightly by .8% to $3,430,000 from $3,404,000 for the same period in 1995.

For the nine month period ended September 30, 1996, interest expense, net of interest income, decreased 7.4% to $3,967,000 from $4,284,000 for the same
period in 1995.   This reduction is primarily due to lower interest expense
as a result of the reduction in the outstanding principal amount of the Senior Notes as a result of the repurchase by the Company of $4,655,000 in outstanding principal amount. See "Liquidity and Capital Resources."

For the nine month period ended September 30, 1996, income taxes were $680,000 versus $500,000 for the same period in 1995. The effective tax rate was 41% for 1996 and 39% for the 1995 interim period.

LIQUIDITY AND CAPITAL RESOURCES

The following chart summarizes the net funds provided and/or used in operating, financing and investing activities for the periods ended September 30, 1996 and 1995 (in thousands).

                                              NINE MONTHS ENDED SEPTEMBER 30,
                                              -------------------------------
                                                      1996       1995
                                                      ----       ----
Net cash provided by operating activities           $ 2,627      $294
Net cash used in investing activities                  (497)      (97)
Net cash used in financing activities                (4,655)      ---
                                                    --------     ----
Increase (Decrease) in cash and cash equivalents    $(2,525)     $197
                                                    ========     ====

The principal adjustments to reconcile net income of $977,000 for the nine month period ended September 30, 1996 to net cash provided by operating activities of $2,627,000 are depreciation and amortization of $3,429,000, partially offset by a net increase in working capital requirements of $1,779,000. The working capital increase is primarily due to lower levels of accrued expenses.

Capital expenditures, which were $.5 million for the nine months ended September 30, 1996, are generally not significant in the Company's business and the Company currently has no material commitments for future capital expenditures.

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

In addition to the Free Cash Flow offer, the Company also purchased an additional $600,000 of the Senior Notes on June 14, 1996. As a result of these repurchases, the Company's cash position and total debt outstanding
have both been reduced accordingly.   Management expects that cash on hand
and internally generated funds will provide sufficient capital resources to finance the Company's operations and meet interest requirements on the Senior Notes, both in respect of the short term as well as during the long term. However, there can be no guarantee that the Company will generate funds sufficient to meet these needs or that it will have access to bank financing to meet any shortfall. Because the Company does not currently have a revolving credit facility, if such a shortfall occurs, alternative sources of financing would be necessary in order for the Company to meet its liquidity requirements.

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

                                 J.B. WILLIAMS HOLDINGS, INC.


Date:  OCTOBER 30, 1996          /S/ KEVIN C. HARTNETT
       ----------------          -------------------------------
                                 Name:  Kevin C. Hartnett
                                 Title: Vice President and Chief
                                        Financial Officer