Form 10-K
period 1996-12-31
WILLIAMS J B HOLDINGS INC
filed 1997-03-28
CIK 929651

F O R M   10 - K

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
For the Fiscal Year Ended December 31, 1996

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the transition period from                      to
                               --------------------    --------------------

Commission file number   33-83734
                       ------------

                        J.B. WILLIAMS HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                06-1387159
(State or other jurisdiction of           (I.R.S. Employer Identification
incorporation or organization)             Number)

         65 Harristown Road
        Glen Rock, New Jersey                             07452
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (201) 251-8100

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes         No    X
        ------     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.         [  X  ]

Aggregate market value of the voting stock held by non-affiliates of the
registrant as of March 27, 1996:    $0.00

Number of shares of the registrant's Common Stock, par value $0.01 per share,
outstanding as of March 27, 1997:    9,000

                                 PART I

ITEM 1.  BUSINESS

     J. B. Williams Holdings, Inc. (the "Company" or the "Registrant"), was incorporated in 1993 to create a holding company for J.B. Williams Company, Inc. ("J.B. Williams"), and for its other subsidiaries (collectively, the "Subsidiaries"). The Company, through its Subsidiaries, distributes and sells personal care products in the United States, Canada and Puerto Rico, and oral care products in the United States and Puerto Rico. The Company acquired its personal care products business in January 1993 and its oral care products business in February 1994, in each case from certain affiliates of SmithKline Beecham Corporation (collectively, "SKB").

     The Company and its Subsidiaries are engaged in only one industry segment, namely the distribution and sale of personal and oral care products. The Company's personal care products are Aqua Velva<trademark> after-shave, Brylcreem<trademark> hair care preparations, Lectric Shave<trademark> pre-shave and Williams<trademark> Mug Shaving Soap. The Company's oral care products are Cepacol<trademark> mouthwash, Cepacol<trademark> throat spray and Cepacol<trademark> throat lozenges. The Company's products are distributed through a network of independent brokers, consisting of approximately 30 brokers, covering all fifty states. The Company's brokers are compensated for their services by the Company on a commission basis, and either the Company or the independent broker may terminate their relationship upon 30 days' notice.

     The market for the Company's products is the general public throughout the United States, Canada and Puerto Rico, in the case of the personal care products, and the United States and Puerto Rico, in the case of the oral care products. The products are distributed through retail accounts, with the Company's two largest accounts, Wal-Mart and Kmart, accounting for 22% and 5%, respectively, of the Company's U.S. net sales in 1996. Wal-Mart and Kmart each make their purchasing decisions on a centralized basis. Although the Company believes its relationship with these accounts to be very good, should either of them significantly reduce their volume of purchases from the Company, cash flow and net income would be adversely affected and replacing such sales would be difficult.

     The Company does not have formal arrangements for the purchase and sale of its products with its major customers, except for pricing arrangements pursuant to which the Company has set predetermined prices for its products. The Company's net sales fluctuate from month to month due to the timing of purchases as well as to price discounts offered to certain of the Company's customers. Historically, the Company's net sales have not demonstrated significant seasonal variation.

     The Company's products are sold in highly competitive markets, with the Company's principal competitors being Procter & Gamble (personal care products and oral care products), Colgate-Palmolive Company (personal care products), SKB (oral care products) and Warner-Lambert Co. (oral care products). Many of the Company's major competitors are significantly larger than the Company in terms of sales force, sales volume, product selection and product support resources. These competitors also have significantly greater access to capital, marketing and advertising resources than the Company. In addition, the leverage that some of these competitors derive from the significance of their other products with key retailers may allow their competing products to obtain shelf space at the expense of the Company's products.

     Management believes that, although the industry is highly competitive, competition among brand name products has traditionally been based on factors other than price, such as brand recognition and loyalty, retail distribution and product features.

     All of the Company's products are manufactured by outside third parties. Management believes that there are many third party contract manufacturers who could readily manufacture the Company's products on comparable terms. Raw materials used in the Company's products are readily available from a number of sources.

     The personal care products business is not subject to governmental regulation, other than regulations relating to marketing and content (including alcohol content), labeling and packaging of consumer products. The oral care products business is subject to regulation by the Federal Food and Drug Administration and the Bureau of Alcohol, Tobacco and Firearms, as are other manufacturers of similar products, as well as regulations relating to marketing and content (including alcohol content), labeling and packaging of consumer products.

     The Company's trademarks "Aqua Velva", "Lectric Shave", "Brylcreem", "Williams Mug Shaving Soap" and "Cepacol" have been registered with the United States Patent and Trademark Office and (except for Cepacol), under the Canadian Trademark Act. The Company considers these trademarks to be the most important assets of the business.

     As of December 31, 1996, the Company had 33 employees, all of which are non-union. The Company considers its relationship with its employees to be good.

ITEM 2.  PROPERTIES

     The Company maintains its executive offices in Glen Rock, New Jersey, in leased office space of approximately 12,000 square feet. The lease on the property expires in July, 2001. The Company also uses public warehouse and distribution facilities in Plainfield, Indiana, Somerset, New Jersey and Sparks, Nevada.

ITEM 3.  LEGAL PROCEEDINGS

     Neither the Company nor any of its subsidiaries is party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the equity securities of the Company or of its Subsidiaries. The Company's equity securities are held of record by one owner. The Company has not declared any cash dividends on its common equity for the two most recent fiscal years, and does not currently intend to declare any such cash dividends for the foreseeable future. In addition, the Indenture under which the Company's $55,000,000 12% Senior Notes due 2004 were issued contains restrictions on the payment of dividends which may limit materially the future payments of dividends on the common equity.

ITEM 6.  SELECTED FINANCIAL DATA (IN THOUSANDS)

     The financial and operating data set forth on the following page as of December 31, 1996, 1995, 1994 and 1993 and for the years ended December 31, 1996, December 31, 1995, December 31, 1994 and the period December 3, 1992, the date of inception, through December 31, 1993, are derived from, and should be read in conjunction with the consolidated financial statements of the Company and related notes thereto. The data for the oral care products for the period January 1, 1994 through February 19, 1994 and the fiscal year ended December 31, 1993 is derived from, and should be read in conjunction with the Statements of Brand Contribution of the Cepacol Brands of SmithKline Beecham L.P. and related notes thereto.

     During the period of time when negotiations were being held for the purchase of the Cepacol oral care business, the Company expended considerable time and effort to obtain financial data for this business for the nine months ended September, 1992. Numerous discussions were held with the prior owner with regard to the extent financial data was available pertaining to the Cepacol oral care products business. Notwithstanding the efforts of the Company and its outside auditors, it was determined that there was not sufficient data available to permit the preparation of financial statements covering this period in accordance with generally accepted accounting principles (other than a Statement of Net Sales). The lack of financial data was attributable to the fact that the Cepacol oral care products business did not comprise a separate business unit of the prior owner, and was not a material part of its overall business. Accordingly, there is no financial or operating data, other than net sales, presented for the Cepacol oral care products business for the nine months ended September, 1992.

     Additionally, there is only limited financial and operating data presented with respect to the Cepacol oral care products for the period from September 15, 1992 through December 31, 1992, the fiscal year ended December 31, 1993, and the period from January 1, 1994 through February 19, 1994, and with respect to the personal care products for the fiscal year ended December 31, 1992, because during such periods the Cepacol oral care products and personal care products were owned and operated as part of the consumer brand business of SKB, and not as a separate business unit.

Selected Financial Data
(In Thousands)

                           Personal Care        Oral Care Products               J. B. Williams Holdings, Inc.
                           Products
                           -------------  ---------------------------  ------------------------------------------------
                           Fiscal Year           Fiscal Years         January 1,
                              Ended              Ended                Through                  Fiscal Years Ended
                           December 31           December 31,         February 19                 December 31,
                           -------------  --------------------------  -----------   -----------------------------------
                              1992             1992(1)       1993        1994       1993(2) 1994    1995    1996
                              ----        ----------------  ----        ----        ----    ----    ----    ----
                                      Jan. 1-   Sept. 15-
                                      Sept. 30   Dec. 31
                                      --------  ---------
Income Statement Data:
Net Sales                   $30,370     $13,949   $5,072   $18,345   $2,454      $28,380   $44,060   $46,899   $48,283
Cost of Goods Sold            8,311                1,288     5,732      879        8,269(3) 13,605(3) 13,111    14,206
                            -------               ------   -------   ------      -------  -------   -------   -------
Gross Profits                22,059                3,784    12,613    1,575       20,111    30,455    33,788   34,077
Advertising                      20                  730     2,149                   629     1,825     2,436     3,241
Promotion                     2,828                1,880     3,452      386        2,290     5,994     6,740     7,412
Distribution and
  Cash Discounts              1,603                  304     1,119      114        1,788     4,202     4,273     3,683
                            -------               ------   -------   ------      -------   -------   -------   -------
Brand Contribution          $17,608               $  870    $5,893   $1,075      $15,404    18,434    20,339    19,741
                            =======               ======   =======   ======      -------   -------   -------   -------
Selling, General and
  Administrative Expenses                                                          5,780     6,096     7,060     7,452
Depreciation and
  Amortization                                                                     3,478     4,250     4,543     4,580
Interest Expense, Net                                                              2,543     5,578     5,685     5,231
                                                                                 -------   -------    -------   ------
Income Before Income
  Taxes                                                                            3,603     2,510     3,051     2,478
Provision for Income
  Taxes                                                                            1,485       976     1,251     1,015
                                                                                 -------   -------   -------   -------
Net Income                                                                        $2,118    $1,534   $ 1,800    $1,463
                                                                                 =======   =======   =======   =======

BALANCE SHEET DATA:
Cash                                                                              $4,961   $14,072  $19,478   $21,201
Working Capital
  (Deficiency)                                                                    (4,599)   17,202   22,925    23,555
Intangible Assets, Net                                                            37,176    47,128   43,145    39,222
Total Assets                                                                      49,343    76,625   78,198    76,795
Total Debt                                                                        37,000    55,000   55,000    50,345
Shareholder's Equity                                                               7,718    13,252   15,052    16,515

(footnotes on following page)

  Notes to Selected Financial Data

(1) From January 1, 1992 through September 15, 1992 the oral care products were owned by Marion Merrell Dow Inc. ("MMD") and from September 15, 1992 through December 31, 1992 the oral care products were owned by SKB. Although MMD recorded sales through September 30, 1992, these sales are not duplicative and represent sales of the Cepacol products that are in addition to sales recorded during September, 1992 by SKB.

(2) The fiscal year ended December 31, 1993 includes the period from December 3, 1992, the date of inception. The Company's operations began January 1, 1993 and, as such, no sales activity or operating expenses were incurred prior to January 1, 1993.

(3) Includes an inventory purchase accounting adjustment associated with the acquisition of the personal care products business which increased cost of goods sold by $1.7 million in 1993 and an inventory purchase account adjustment associated with the acquisition of the oral care products business which increased cost of goods sold by $1.3 million for 1994.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements included elsewhere in this report.

GENERAL

     J. B. Williams Holdings, Inc. (the "Company"), through its subsidiaries, distributes and sells personal care products in the United States, Canada and Puerto Rico, and oral care products in the United States and Puerto Rico. The Company acquired its personal care products business in January 1993 and its oral care products business in February 1994, in each case from certain affiliates of SmithKline Beecham Corporation (collectively, "SKB").

     On March 16, 1994, the Company offered and sold $55,000,000 12% Senior Notes due 2004 pursuant to an indenture of even date (the "Senior Notes"). The Company applied a portion of such net proceeds to the repayment in full of approximately $33 million of indebtedness to SKB incurred in connection with the 1993 acquisition of the personal care products. The Company also used approximately $16.3 million of such net proceeds, together with a $2 million cash equity contribution by its sole shareholder, to pay the purchase price for the 1994 acquisition of the oral care products. The Senior Notes originally carried a 12 1/2 % interest rate, which was permanently reduced to 12% on December 1, 1994, as a result of the consummation of an Exchange Offer by the Company (the "Exchange Offer").

     The operations of the Company began on January 1, 1993, following the acquisition of the personal care products business. During the nine-month period thereafter, management was retained and an independent broker network was established. During this period SKB conducted substantially all of the selling and administrative functions associated with operating the personal care products business on behalf of the Company pursuant to a Transitional Services Agreement between the Company and SKB. In a similar arrangement, SKB continued to provide certain selling and administrative functions for the two-month period following the February, 1994 acquisition of the oral care products business. As a result, the financial data presented for these time periods may not reflect the costs and expenses that would have resulted if the business had been operated without the benefit of the services provided by SKB under the Transitional Services Agreement.

RESULTS OF OPERATIONS

Personal Care Products

     The following table sets forth certain financial data for the Company's personal care products for each of the three years ended December 31, 1994, 1995 and 1996.

                                   FISCAL YEARS ENDED DECEMBER 31,

                              1994             1995               1996
                              ----             ----               ----
                                      (Dollars in thousands)
                            (Percentages represent percent of net sales)

Net Sales                 $30,666  100%     $30,311  100%     $30,996  100%
Cost of Goods Sold          7,622   25        7,614   25        8,155   26
                          -------           -------           -------
Gross Profit               23,044   75       22,697   75       22,841   74
Advertising                 1,351    4        1,431    5        2,159    7
Promotion                   2,828    9        3,291   11        4,172   13
Distribution and Cash
  Discounts                 2,677    9        2,527    8        2,020    7
                          -------           -------           -------
Brand Contribution        $16,188   53%     $15,448   51%     $14,490   47%
                          =======           =======           =======

1996 Compared to 1995

     Net sales increased 2.3% to $31.0 million in 1996 from $30.3 million in 1995. This increase is primarily attributable to the successful launch of a line of deodorants and anti-perspirants under the Aqua Velva brand during the second half of 1996.

     Cost of goods sold increased 7.1% to $8.2 million in 1996 from $7.6 million in 1995. This increase reflects a combination of the increased sales volumes and higher manufacturing costs caused by price increases from the Company's contract manufacturers and component suppliers.

     Distribution and cash discounts decreased 20.1% to $2.0 million in 1996 from $2.5 million in 1995. This decrease is primarily due to a more efficient use of the Company's distribution network as a result of the addition of a new distribution facility in the Midwest during the summer of 1996.

     Advertising and promotion expenses increased 34.1% to $6.3 million in 1996 from $4.7 million in 1995. This increase is primarily due to the advertising and promotional campaign supporting the introduction of the new Aqua Velva products.

1995 Compared to 1994

     Net sales decreased 1.2% to $30.3 million in 1995 from $30.7 million in 1994. This decrease is primarily attributable to trade inventory reduction programs designed to reduce customer warehouse inventory that occurred over the course of the year. The business, however, remains strong as evidenced by the increased market share experienced across all brands.

                 DOLLAR MARKET SHARE - 52 WEEKS ENDING DECEMBER 31ST

Brand                 1994             1995           % Change

Aqua Velva             6.2%             7.1%            +14.5%
Lectric Shave         70.8%            73.3%            + 3.5%
Brylcreem             19.4%            19.7%            + 1.5%

     Cost of goods sold were essentially unchanged versus 1994 in spite of the overall reduction in factory shipments. Manufacturing costs were slightly higher in 1995 reflecting price increases on certain packaging material components, most notably corrugated cartons.

     Distribution and cash discounts decreased 5.6% to $2.5 million in 1995 from $2.7 million in 1994. This decrease reflects efficiencies the Company was able to realize by entering into pooled shipping arrangements on deliveries to the mid-west as well as the reduction in overall shipments.

     Advertising and promotion expenses increased 13.0% to $4.7 million in 1995 from $4.2 million in 1994. This increase is primarily due to a new advertising and promotional campaign supporting the Company's Aqua Velva Ice Sport product.

Oral Care Products

     The Company did not own the oral care products business during the first two months of 1994.

     The following table sets forth certain financial data for the oral care products for each of the three years ended December 31, 1994, 1995, and 1996.

                                            FISCAL YEARS ENDED DECEMBER 31,

                                    1994                         1995               1996
                    ---------------------------------------  --------------   -----------------
                                                    (Dollars in thousands)
                                        (Percentages represent percent of net sales)

                     Jan. 1 - Feb. 19    Feb. 20 - Dec. 31
                     ----------------    -----------------
Net Sales            $2,454    100%      $13,393   100%      $16,588   100%      $17,286   100%
Cost of Goods Sold      879     36         5,983(1) 45         5,497    33         6,051    35
                     ------              -------             -------             -------
Gross Profit          1,575     64         7,410    55        11,091    67        11,235    65
Advertising                                  474     4         1,005     6         1,082     6
Promotion               386     16         3,166    24         3,449    21         3,239    19
Distribution and
  Cash Discounts        144      6         1,525    11         1,746    11         1,664    10
                     ------              -------             -------             -------
Brand Contribution   $1,045     43%       $2,245    17%       $4,891    29%       $5,250    30%
                     ======              =======             =======             =======

(1) Includes an inventory purchase accounting adjustment which increased cost of goods sold by $1.3 million in 1994.

1996 Compared to 1995

     Net sales increased 4.2% to $17.3 million from $16.6 million in 1995. This increase is primarily due to strong fourth quarter shipments of the cough/cold items and a stabilizing of the mouthwash business during the second half of 1996.

     Cost of goods sold increased 10% to $6.1 million from $5.5 million in 1995. This increase reflects a combination of the increased sales volumes and higher manufacturing costs caused by price increases from the Company's contract manufacturers and component suppliers.

     Distribution and cash discounts decreased 6.1% to $3.2 million in 1996 from $3.4 million in 1995. This decrease is primarily due to a more efficient use of the Company's distribution network which added a Midwestern distribution facility during the summer of 1996.

     Advertising and promotion expenses decreased 3.0% to $4.3 million in 1996 from $4.5 million in 1995. This slight decrease reflects the absence of costs associated with new product introductions as compared to 1995.

1995 Compared to 1994

     The following discussion concerning the 1995 financial performance of the oral care products business compares these results with the results for the period of time from January 1, 1994 through February 19, 1994, while the business was owned by SKB, combined with the results for the period of time from February 20, 1994 through December 31, 1994 when the business was owned by the Company.

     Net sales increased 4.7% to $16.6 million in 1995 from net sales, on a combined basis, of $15.8 million in 1994.

     Cost of goods sold decreased 19.9% to $5.5 million in 1995 from costs of goods sold, on a combined basis, of $6.9 million in 1994. Cost of goods sold were adversely affected in 1994 by a

$1.3 million charge relating to a purchase accounting adjustment to the value of the oral care products inventory purchased from SKB. Excluding this charge, cost of goods sold would have essentially been unchanged at $5.5 million in 1995.

     Distribution and cash discounts increased 4.6% to $1.7 million in 1995 from distribution and cash discounts, on a combined basis, of $1.7 million in 1994.

     Advertising and promotion expenditures increased 10.6% to $4.5 million in 1995 from advertising and promotions, on a combined basis, of $4.0 million in 1994.

Total Company Expenses

                                 FISCAL YEARS ENDED DECEMBER 31,
                           1994             1995           1996
                           ----             ----           ----
                                    (Dollars in thousands)
                          (Percentages represent percent of net sales)

Net Sales                $44,060 100%    $46,899 100%    $48,283 100%
                         =======         =======         =======

Brand Contribution       $18,433  42     $20,339  43      19,741  41

Selling, General &
  Administrative           6,095  14       7,060  15       7,452  15
Depreciation &
  Amortization             4,250  10       4,543  10       4,580   9
Interest Expense, Net      5,578  13       5,685  12       5,231  11
Provision for
  Income Taxes               976   2       1,251   3       1,015   2
                         -------         -------         -------
Net Income                $1,534   3%     $1,800   4%     $1,463   3%
                         =======         =======         =======


1996 Compared to 1995

     Selling general and administrative expenses increased 5.6% to $7.5 million in 1996 from $7.1 million in 1995. This increase reflects increased staffing levels and related expenses associated with the development and introduction of the new Cepacol and Aqua Velva products.

     Depreciation and amortization remained essentially unchanged at $4.6 million in 1996 versus $4.5 million in 1995.

     Interest expense, net of interest income, decreased 8.0% to $5.2 million in 1996 from $5.7 million in 1995. This reduction is primarily due to lower interest expense as a result of the reduction in the outstanding principal amount of the Senior Notes as a result of the repurchase by the Company of $4,655,000 in outstanding principal amount of its Senior Notes. See "Liquidity and Capital Resources."

     Provision for income taxes was $1.0 million in 1996 versus $1.3 million in 1995. The effective tax rate was 41% for both years.

     As a result of the foregoing factors, net income for 1996 was $1.5 million or 3.0% of net sales.

1995 Compared to 1994

     Selling, general and administrative expenses increased 15.8% to $7.1 million in 1995 from $6.1 million in 1994. This increase is attributable to a combination of higher administrative costs related to the absorption of the Cepacol business into the daily operations of the Company and higher broker commission payments associated with increased sales in 1995.

     Depreciation and amortization increased 6.9% to $4.5 million in 1995 from $4.3 million in 1994. This increase is primarily associated with the full year impact of the acquisition of the oral care products business and the related intangible asset amortization.

     Interest expense, net of interest income increased 1.9% to $5.7 million in 1995 from $5.6 million in 1994. The 1995 amount reflects the $55 million in Senior Notes due 2004 at an interest rate of 12%. The 1994 amount reflects $37 million of SKB indebtedness with interest at 7% for January through March 15, 1994 plus interest on the Senior Notes at an initial rate of 12.5% from March 15, 1994 through November 30, 1994 and at a 12% rate for the month of December (reflecting the .5% rate reduction resulting form the Company's Exchange Offer).

     Provision for income taxes was $1.3 million in 1995 versus $1.0 million in 1994. The effective tax rate was 41% for 1995 versus 39% for 1994.

     As a result of the foregoing factors, net income for 1995 was $1.8 million, or 3.8% of net sales.

Liquidity and Capital Resources

     The following chart summarizes the net funds provided and/or used in operating, financing and investing activities for the years ended December 31, 1996 and 1995 (in thousands).

                                                      Fiscal Years Ended
                                                         December 31,
                                                     -------------------
                                                       1996       1995
                                                     -------    -------
Net cash provided by operating activities             $6,881    $5,553
Net cash used in investing activities                  (503)     (147)
Net cash used in financing activities                (4,655)        --
                                                     -------    ------
Increase in cash and cash equivalents                 $1,723    $5,406
                                                     =======    ======

     The principal adjustments to reconcile net income of $1.5 million for 1996 to net cash provided by operating activities of $6.9 million are depreciation and amortization of $4.6 million combined with a net decrease in working capital requirements of $1.1 million.

     The principal adjustments to reconcile net income of $1.8 million for 1995 to net cash provided by operating activities of $5.6 million are depreciation and amortization of $4.5 million offset by a net increase in working capital requirements of $.7 million.

     Capital expenditures, which were $.5 million in 1996 and $.1 million in 1995, are generally not significant in the Company's business and the Company currently has no material commitments for future capital expenditures.

Management believes that inflation does not presently have a significant impact on the Company's results of operations.

     As a result of the placement of the Senior Notes, the Company had $55 million of total debt outstanding as of December 31, 1995. Pursuant to the terms of the Senior Notes, on March 15, 1996, the Company made an offer to purchase from the holders thereof on a pro rata basis an aggregate principal amount of Senior Notes equal to the Company's Free Cash Flow (as defined in the Senior Notes) at the purchase price equal to 100% of the principal amount of the Senior Notes plus accrued interest. Pursuant to this offer, on April 15, 1996, the Company purchased Senior Notes from certain holders thereof for an aggregate of $4,055,000.

     In addition to the Senior Notes purchased pursuant to the Free Cash Flow offer, the Company also purchased an additional $600,000 of Senior Notes on June 14, 1996. As a result of these repurchases, the Company's cash position and total debt outstanding have both been reduced accordingly. Management expects that cash on hand and internally generated funds will provide sufficient capital resources to finance the Company's operations and meet interest requirements on the Senior Notes, both in respect of the short term as well as during the long term. However, there can be no guarantee that the Company will generate funds sufficient to meet these needs or that it will have access to bank financing to meet any shortfall. Because the Company does not currently have a revolving credit facility, if such a shortfall occurs, alternative sources of financing would be necessary in order for the Company to meet its liquidity requirements.

RECENT DEVELOPMENTS

     On January 14, 1997, the Company received a one-time payment of $750,000 representing a break-up fee payable to the Company pursuant to the terms of a Letter of Intent entered into by the Company in connection with a potential transaction.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements and those of the Company's predecessor, and the related Reports of Independent Auditors appear on pages F-2 to F-17. See Index to Financial Statements, page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following tables list the directors and executive officers of the Company and J.B. Williams Company, Inc., the wholly owned subsidiary through which the Company's operations are conducted ("J.B. Williams").

     J. B. WILLIAMS HOLDINGS, INC.

     NAME                        AGE        OFFICES(S) HELD

     Hendrik J. Hartong, Jr.     57         Director, Chairman

     Richard T. Niner            57         Director, Vice President

     Dario U. Margve             40         Director, President and CEO

     Kevin C. Hartnett           46         Vice President Finance and
                                            Administration and Secretary

     C. Alan MacDonald           64         Director

     Carl G. Anderson            52         Director

     John T. Gray                61         Director


     J. B. WILLIAMS COMPANY, INC.

     Hendrik J. Hartong, Jr.     57         Director, Chairman

     Richard T. Niner            57         Director

     Dario U. Margve             40         President and CEO

     Kevin C. Hartnett           46         Vice President Finance and
                                            Administration and Secretary

     Robert G. Sheasby           45         Vice President Marketing

     Jeffrey L. Bower            45         Vice President Operations

     D. John Dowers              37         Vice President Sales

     All directors and executive officers of the Company and J.B. Williams are elected annually and serve as such until their successors have been elected and qualified.

     Hendrik J. Hartong, Jr. - Mr. Hartong has been a member of the Board of Directors of each of the Company and J.B. Williams since the organization of these companies in December, 1993 and December, 1992, respectively. He has also served as the Chairman of the Company since March, 1994, and Chairman of J.B. Williams since its organization. Since 1984, Mr. Hartong has been a General Partner of Brynwood Partners Limited Partnership and Brynwood Partners II L.P. and since mid-1995, a General Partner of Brynwood Partners III L.P., investment management firms based in Greenwich, Connecticut. Mr. Hartong is Chairman of the Board of Directors of Air Express International Corporation and a director of Hurco Companies, Inc. Mr. Hartong graduated from the Harvard Graduate School of Business Administration in 1964, and the University of Cincinnati in 1962.

     Richard T. Niner - Mr. Niner has been a member of the Board of Directors of each of the Company and J.B. Williams since their organization and has served as Vice President of the Company since that date. Since 1984, Mr. Niner has been a General Partner of Brynwood Partners Limited Partnership and Brynwood Partners II L.P., investment management firms based in Greenwich, Connecticut. Mr. Niner is also a director of Air Express International Corporation, Arrow International, Inc. and Hurco Companies, Inc. Mr. Niner graduated from the Harvard Graduate School of Business Administration in 1964, and Princeton University in 1961.

     C. Alan MacDonald - Mr. MacDonald has been a member of the Company's Board of Directors since March, 1994. Mr. MacDonald is a General Partner of The Marketing Partnership Inc., a full service marketing consulting firm. Prior to assuming this position, Mr. MacDonald was associated with the Noel Group and Lincoln Snack Co. Mr. MacDonald was formerly President and CEO of Nestle Foods Corp. in Purchase, New York, a position he held from 1983 to 1991. Prior to that he had been President of The Stouffer Frozen Food Co. Mr. MacDonald is also a director of Lord, Abbett & Co., manager of mutual funds, Fountainhead Water Company, a producer of bottled water, and Den America, the largest franchisor of Denny's Restaurants. Mr. MacDonald graduated from Cornell University in 1955 with a B.S. in Hotel Administration.

     Carl G. Anderson - Mr. Anderson has been a member of the Company's Board of Directors since March, 1994. Mr. Anderson is Vice President - General Manager of Retail Consumer Products for James River Corporation, a paper products company, and has served in this position since August of 1994. Mr. Anderson also served as Vice President of Marketing for James River Corporation from May, 1992 to August, 1994. He was a marketing executive at Procter & Gamble from 1972 to 1984 and Vice President and General Manager at Nestle Foods Corporation in Purchase, New York from 1984 to 1992. Mr. Anderson graduated from Lehigh Graduate School of Business Administration in 1972 and Lafayette College in 1967 and served as a First Lieutenant in the U.S. Army.

     John T. Gray - Mr. Gray is a General Partner of Brynwood Partners III L.P., an investment management firm based in Greenwich, Connecticut. During the period 1984 through mid-1995, Mr. Gray served as President and Chief Executive Officer of The Genie Company, a manufacturer of garage door openers and wet/dry vacuum cleaners. He first became associated with Genie as Executive Vice President in 1982. Mr. Gray joined the Norelco Division of North American Philips Corporation in 1968 where he served in various marketing positions and rose to become Vice President and General Manager in 1974. Mr. Gray graduated from the University of Illinois and served as a First Lieutenant in the U.S. Air Force.

     Dario U. Margve - Mr. Margve has been a member of the Board of Directors of the Company, and the President and CEO of the Company, and the President and CEO of J.B. Williams since March 9, 1995. Mr. Margve began his employment with J.B. Williams in May, 1993 as the Vice President Sales and served in this position until his election as President and CEO. Prior to joining the J. B. Williams, Mr. Margve was the Vice President Division Manager of the Stouffer Foods Division of Nestle Company, Inc., which company Mr. Margve joined in March, 1991. Mr. Margve previously held other positions with Nestle, including Regional Manager of the Nestle Foods Division, and was Vice President, Regional Manager of Wine World, Inc. Mr. Margve received a B.S. in Engineering from the United States Military Academy at West Point, New York, in 1978.

     Kevin C. Hartnett - Mr. Hartnett began his employment with J.B. Williams in March, 1993 as Vice President Finance and Administration. He has also served as Vice President Finance and Administration of the Company and Secretary of J.B. Williams since March, 1994 and as Secretary of the Company since December, 1994. He is responsible for financial matters related to J.B. Williams, including its existing operations and development. Previously, Mr. Hartnett was the Director of Finance and Accounting for the Bottled Water Division of The Clorox Company from September, 1989 to March, 1993. Mr. Hartnett also held various positions with Nestle Foods Corporation from April, 1973 to September, 1989 including the Division Controller of the Coffee/Tea Division, and the Marketing Controller of the Beverage Division. He graduated from the University of Dayton with a B.S. in Accounting, and from Iona College with an M.B.A. in Finance.

     Jeffrey L. Bower - Mr. Bower began his employment with J.B. Williams in August, 1994. Previously, Mr. Bower was employed by Reckitt & Colman Inc., a consumer products company, from 1987 to August, 1994 where he served as the Director of External and Special Manufacturing and prior thereto as the Director of Engineering, Durkee-French Foods Inc. Mr. Bower also served as a Manager of Engineering for Pepsi-Cola USA from 1984 to 1987 and as Senior Project Engineer for Mobil Chemical Company from 1978 to 1984. Mr. Bower was the Company Commander, A Co. of the 9th Engr. Bn. from 1973 to 1978. He received his B.S. in Aerospace Engineering from the University of Virginia in 1973.

     Robert G. Sheasby - Mr. Sheasby began his employment with J.B. Williams in October, 1994. Mr. Sheasby was a partner of and marketing consultant to Creative Options, a marketing, new products and communications consultant, from 1993 until he joined J.B. Williams, and Vice President of Marketing for Tulip/Polymerics, Inc. from 1991 to 1993. Mr. Sheasby was Vice President, Marketing for Cheesebrough-Pond's USA from 1989-1991. Mr. Sheasby also held various positions with Bristol-Myers Co. and Lever Brothers Co. He received his B.S. in Marketing and his B.S. in Advertising from Syracuse University in 1973.

     D. John Dowers - Mr. Dowers began his employment with J.B. Williams in June, 1995. Prior to joining J.B. Williams, Mr. Dowers was Vice President of Marketing for the Nestle Ice Cream Company from August, 1993. Mr. Dowers also held other positions within the Nestle U.S.A. organization, including Vice President of Trade Marketing and Vice President of Sales Administration for Stouffer Foods. He received his B.A. in Economics from Bucknell University in 1981 and an M.B.A. in Marketing from the University of Chicago in 1987.

ITEM 11.  EXECUTIVE COMPENSATION

                          SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation paid by the Company and J.B. Williams to their chief executive officer and each of the other most highly compensated executive officers of such companies whose total cash compensation exceeded $100,000 for the fiscal years ended December 31, 1996, 1995 and 1994. The dollar value of perquisites and other personal benefits for each of the named individuals was less than established reporting thresholds.

                                                                          Shares
                                                                        Underlying     All Other
                                         Annual Compensation             Options     Compensation(3)
NAME AND PRINCIPAL POSITION       YEAR       SALARY(1)     BONUS(2)
Dario U. Margve, President        1996       $200,000      $120,000       ----        $6,000
and CEO of the Company and        1995        176,500        93,000       150          5,295
J.B. Williams Co.                 1994        138,000        68,000       200          3,667

Kevin C. Hartnett, Vice           1996       $128,000       $77,000       ----        $3,840
President - Finance and           1995        120,000        60,000        25          3,600
Administration of the             1994        110,000        60,000       150          4,400
Company and J.B. Williams Co.

Robert G. Sheasby, Vice           1996       $145,000      $87,000        ----        $4,350
President - Marketing of          1995        136,000       70,000          25         2,992
J.B. Williams Co.                 1994        133,000       15,000         150          ----

Jeffrey L. Bower, Vice            1996       $110,000      $66,000         ----       $3,300
President - Operations of         1995        104,167       46,000         ----        3,125
J.B. Williams Co.                 1994        100,000       ----            50          ----

D. John Dowers, Vice              1996       $148,000      $89,000         ----       $4,440
President - Sales of              1995        143,000       36,000         150           715
J.B. Williams Co.                 1994           ----         ----         ----         ----

________________________________

(1) Salary for 1995 for Mr. Dower represents his annualized salary; actual amount paid for 1995 was $83,417. Salary for 1994 represents the annualized salary of Messrs. Sheasby and Bower. Actual amounts paid for 1994 were Mr. Sheasby, $25,189 and Mr. Bower, $34,375.
(2) Bonuses reflected for 1996 and 1995 were paid in the following year. Bonuses reflected for 1994 were paid in 1995, except that Mr. Margve was paid $3,000 of the amount reflected in 1994, and Mr. Hartnett was paid $10,000 of the amount reflected in 1994.
(3)  Represents contributions made by J.B. Williams pursuant to a 401(k) plan.


                 STOCK OPTION GRANTS FOR YEAR ENDED DECEMBER 31, 1996

     No stock options were granted during the fiscal year ended December 31, 1996 under the Company's 1994 Stock Option Plan (the "STOCK OPTION PLAN") or otherwise.

                OPTION TABLE FOR YEAR ENDED DECEMBER 31, 1996

    The following table contains information concerning options outstanding at the end of the last fiscal year for the executive officers of J.B. Williams who are named in the summary compensation table. All options were issued pursuant to the Stock Option Plan which provides in general that each grant is exercisable immediately as to 20% of the grant, with an additional 20% becoming exercisable on each subsequent anniversary of the date of grant. No options were exercised by these executives in 1996.


                       Number of Securities           Value of Unexercised
                       Underlying Unexercised         In-the-Money Options
                      Options at Fiscal Year End      at Fiscal Year End
                      --------------------------    --------------------------
Name                  Exercisable  Unexercisable    Exercisable  Unexercisable

Dario U. Margve            220         130           $181,544      $87,356
Kevin C. Hartnett          130          45            116,572       36,138
D. John Dowers              60          90             33,576       50,364
Robert G. Sheasby          100          75             61,747       45,828
Jeffrey L. Bower            30          20             18,717       12,478


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     Each of the named executive officers of J.B. Williams has an employment letter setting forth the general terms of his respective employment. Each such employment letter provides for employment for an initial period of one year, with automatic renewals for additional one-year periods, and entitles each executive officer to participation in benefit plans and perquisites available generally to executive employees. Each employment letter specifies a base salary, and provides for annual reviews for possible merit increases. Each employment letter specifies that the executive may be eligible for a discretionary bonus based partially upon attaining planned performance objectives and partially upon subjective performance factors. Mr. Margve's employment letter also has a change in control provision under which his options under the Stock Option Plan will fully vest if there is a change in control prior to the fourth year following the grant of such options and the executive officer continues to be employed by J.B. Williams. Change in control is not defined in the employment letter.

BOARD OF DIRECTORS INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION
DECISIONS

     Neither the Company nor J.B. Williams has a compensation committee. No compensation is paid to any executive officer of the Company. Decisions with respect to executive compensation for officers of J.B. Williams are made by the Board of Directors of J.B. Williams. None of the members of the Board of Directors of J.B. Williams received any compensation in 1996 or previously as an officer or employee of J.B. Williams.

REPORT OF BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

     The Board of Directors of J.B. Williams reviews and approves the annual compensation of J.B. Williams' executive officers, as well as the Company's policies and practices with respect to compensation of other management personnel.

Compensation of executive officers consists primarily of base salary and discretionary bonus awards. The base salary of executive officers is specified in their employment letters, summarized above. The base salary is subject to a merit review for possible increase at the end of each fiscal year during the executive's employment. The bonus awards are made at the sole discretion of the Board of Directors based partially upon attaining planned performance objectives and partially upon subjective performance factors.

     In reviewing the compensation of J.B. Williams' executive officers for possible increases in base salary and for bonus awards, the Board of Directors considers (i) the levels of executive compensation paid in the industry, (ii) the company's earnings and profit margin (operating income as a percentage of revenues), both in absolute terms as well as in relation to budget forecasts, and compared to results for prior years, and (iii) the extent to which the company has achieved or exceeded its goals for the year. No specific weight is accorded to any single factor and the different factors may be accorded greater or lesser weight in particular years or for particular officers.

     The base compensation of J.B. Williams' chief executive officer for 1996 was determined at the beginning of that year in light of all of the foregoing factors as applied to the CEO's performance in 1995. His bonus for 1996 was determined in 1997 in light of these same factors as applied to his performance in 1996.

                                 By the Board of Directors of J.B. Williams

                                 Hendrik J. Hartong, Jr.
                                 Richard T. Niner

COMPENSATION OF DIRECTORS

     A director who is not an employee or officer of the Company or any of its subsidiaries is paid an annual fee of $2,000 per calendar quarter for serving as a director of the Company, and $1,000 for attendance per meeting. Directors of the Company and any of its subsidiaries are reimbursed for their out-of-pocket expenses incurred in connection with their service as directors, including travel expenses.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 25, 1997, the beneficial security ownership, if any, of (a) any person who is known to the registrant to be the beneficial owner of more than five percent of the Company's voting securities, together with any such person's address, (b) the directors of the Company, (c) each of the executive officers named in the Summary Compensation Table, and (d) the directors and executive officers of the Company as a group.

                                                   Amount and
                                                   Nature of
                                                   Beneficial       Percent of
Title of Class   Beneficial Owner                   Ownership        Class(1)

Common Stock     Brynwood Partners II L.P.
                 Two Soundview Drive
                 Greenwich, CT  06830 (2)        9,000 shares         100%
Common Stock     Hendrik J. Hartong, Jr.         9,000 shares(3)      100%
Common Stock     Richard T. Niner                9,000 shares(4)      100%
Common Stock     Dario U. Margve                   290 shares(5)        3.1%
Common Stock     Kevin C. Hartnett                 165 shares(5)        1.8%
Common Stock     Robert G. Sheasby                 105 shares(5)        1.2%
Common Stock     D. John Dowers                     60 shares(5)        0.7%
Common Stock     Jeffrey L. Bower                   30 shares(5)        0.3%
Common Stock     All directors and executive
                 officers as a group
                 (10 persons)                      645 shares(6)        6.7%

 -------------------

(1) Securities as to which the named executive has the right to acquire beneficial ownership as of the date hereof or within sixty days of the date hereof are included for purposes of calculating the relative percentage of the class owned by such executive, and for purposes of calculating the relative percentage of the class owned by all directors and executive officers as a group, but are excluded for purposes of calculating the percentage of the class owned by any other person.

(2) All of the Company's issued and outstanding common stock is owned beneficially and of record by Brynwood Partners II L.P. ("Brynwood"). Pursuant to the terms of its Amended and Restated Agreement of Limited Partnership, Brynwood must be dissolved by December 31, 1998 and all assets of the partnership (including the capital stock of the Company) must be distributed to the partners by such time.

(3) Consists of 9,000 shares owned by Brynwood Partners II L.P. Mr. Hartong is a general partner of Brynwood Management II L.P., which serves as general partner of Brynwood Partners II L.P. Together with Mr. Niner, Mr. Hartong has voting and investment power over these shares. Mr. Hartong's address is c/o Brynwood Partners, Two Soundview Drive, Greenwich, CT 06830.

(4) Consists of 9,000 shares owned by Brynwood Partners II L.P. Mr. Niner is a general partner of Brynwood Management II L.P., which serves as general partner of Brynwood Partners II L.P. Together with Mr. Hartong, Mr. Niner has voting and investment power over these shares. Mr. Niner's address is c/o Brynwood Partners, Two Soundview Drive, Greenwich, CT 06830.

(5) The shares reflected are shares covered by option as to which such person has the present right to acquire beneficial ownership.

(6) Consists of 645 shares covered by option as to which such persons have the present right to acquire beneficial ownership or will have the right to acquire beneficial ownership within sixty days. Does not include for Mr. Hartong or Mr. Niner the 9,000 shares owned by Brynwood Partners II L.P. which is reflected as being beneficially owned by such directors in the chart.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company pays a monthly fee of $25,000 to Brynwood Management II L.P. for management and consulting services. Such payments aggregated $300,000 in 1996. Messrs. Hartong and Niner, who are directors of the Company, are the General Partners of Brynwood Management II L.P.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report on Form 10-K

        1. Financial Statements

           The financial statements and notes thereto listed on page F-1 are filed herewith as part of this report.

        2. Financial Statement Schedules

           All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required, are inapplicable or have been disclosed in the Notes to Consolidated Financial Statements and therefore have been omitted.

        3. Exhibits


 EXHIBIT
 NUMBER     DESCRIPTION

(2)(i) Agreement dated as of February 24, 1994, between SmithKline Beecham Consumer Healthcare, L.P. and CEP Holdings, Inc. ("CEP") (incorporated by reference to Exhibit (2)(i) to the Registration Statement on Form S-4 (No. 33-83734) of J.B. Williams Holdings, Inc. (the "Company"), J.B. Williams

                Company, Inc. ("J. B. Williams"), After Shave Products, Inc. ("ASP"), Pre-Shave Products, Inc. ("PSP"), Hair Care Products, Inc. ("HCP") and CEP (the "Registration Statement")).

(2)(ii) Intellectual Property Agreement dated as of February 24, 1994, between Merrell Dow Pharmaceuticals Inc. and CEP (incorporated by reference to Exhibit (2)(ii) to the Registration Statement).

(2)(iii) Agreement dated as of December 16, 1992, between SmithKline Beecham Corporation, SmithKline Beecham Consumer Brands Inc., and Beecham (NJ) Inc. and J.B. Williams (incorporated by reference to Exhibit (2)(iii) to the Registration Statement).

(3)(i) Certificate of Incorporation of the Company, as amended to March 11, 1994 (incorporated by reference to Exhibit
                (3)(i)(1) to the Registration Statement).

(3)(ii) By-Laws of the Company (incorporated by reference to Exhibit 3(ii) to the Registration Statement).

(4)(i) Specimen of the Company's 12% Senior Notes due 2004 (incorporated by reference to Exhibit (4)(i)(1) to the Registration Statement).

(4)(ii)         Indenture dated as of March 16, 1994 among the Company, J.B.
                Williams, ASP, PSP, HCP, CEP and The Bank of New York, as Trustee (incorporated by reference to Exhibit (4)(iv) to the Registration Statement).

(10)(i)(1) Manufacturing Agreement dated as of February 24, 1994, between J.B. Williams and Marion Merrell Dow Inc. (incorporated by reference to Exhibit (10)(i)(3) to the Registration Statement).

(10)(i)(2) License Agreements between J.B. Williams and CEP dated as of February 20, 1994 and between J.B. Williams and each of PSP, HCP and ASP dated as of January 1, 1993 (incorporated by reference to Exhibit (10)(i)(4) to the Registration Statement).

(10)(ii)(D) Sublease, dated August 11, 1993, between E. I. Du Pont De Nemours and Company and J.B. Williams (incorporated by reference to Exhibit (10)(ii)(D) to the Registration Statement).

(10)(iii)(A)(1) The Company's 1994 Stock Option Plan dated March 4, 1994
                (incorporated by reference to Exhibit (10)(iii)(A)(1) to the Registration Statement).

(10)(iii)(A)(2) Employment Agreement dated as of May 3, 1993 between J.B.
                Williams and Dario U. Margve (incorporated by reference to Exhibit (10)(iii)(A)(2) to the Registration Statement).

(10)(iii)(A)(3) Employment Agreement dated as of February 11, 1993 between J.B.
                Williams and Kevin C. Hartnett (incorporated by reference to Exhibit (10)(iii)(A)(2) to the Registration Statement).

(10)(iii)(A)(4) Employment Agreement dated as of August 4, 1994 between J.B.
                Williams and Jeffrey L. Bower (incorporated by reference to Exhibit (10)(iii)(A)(2) to the Registration Statement).

(10)(iii)(A)(5) Employment Agreement dated as of October 19, 1994 between J.B.
                Williams and Robert G. Sheasby (incorporated by reference to Exhibit (10)(iii)(A)(6) to the Registrant's 1994 Annual Report on Form 10-K).

(21) Subsidiaries of the Company (incorporated by reference to Exhibit (21) to the Registration Statement).

(24) Powers of Attorney for directors and certain officers of the Company

(27)            Financial Data Schedule

(b)  Reports on Form 8-K.

    No reports on Form 8-K have been filed with the Securities and Exchange Commission during the last quarter of the period covered by this Form 10-K.

                               SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              J.B. WILLIAMS HOLDINGS, INC.
                              (Registrant)

                               /s/ Dario U. Margve
                            By:-----------------------------------
                               Dario U. Margve, President and CEO

Date:  March 27, 1997


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                   TITLE
/s/ Dario U. Margve
-------------------------   President, CEO and          March 27, 1997
Dario U. Margve             Director
                            (principal executive
                            officer)
/s/ Kevin C. Hartnett
-------------------------   Vice President,             March 27, 1997
Kevin C. Hartnett           Finance and Administration
                            (principal financial and
                            accounting officer)

NAME                        TITLE

                                           /s/ Kevin C. Hartnett
Hendrik J. Hartong, Jr.     Director   : By--------------------------------
                                       :   Kevin C. Hartnett
Richard T. Niner            Director   :   As Attorney-in-Fact
                                       :   Date:  March 27, 1997
                                       :
C. Alan MacDonald           Director   :         and
                                       :
                                       :   /s/ Dario U. Margve
Carl Anderson               Director   : By--------------------------------
                                       :   Dario U. Margve
John T. Gray                Director   :   As Attorney-in-Fact
                                       :   Date:  March 27, 1997

INDEX TO FINANCIAL STATEMENTS

                                                                     PAGE
J.B. Williams Holdings, Inc.

      Independent Auditors' Report ................................. F-2
      Consolidated Balance Sheets, December 31, 1996 and 1995 ...... F-3
      Consolidated Statements of Income for the Years Ended
        December 31, 1996, 1995 and 1994 ........................... F-4
      Consolidated Statements of Cash Flows for the Years
        Ended December 31, 1996, 1995 and 1994 ..................... F-5
      Notes to Consolidated Financial Statements ................... F-6

Oral Care Brand Business

      Independent Auditor's Report ................................. F-14
      Statement of Brand Contribution for the period
        January 1, 1994 through February 19, 1994 .................. F-15
      Notes to the Statement of Brand Contribution ................. F-16

J.B. Williams
Holdings, Inc.

Consolidated Financial Statements as of
December 31, 1996 and 1995, and
for each of the Three Years in the Period
Ended December 31, 1996, and
Independent Auditors' Report




INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholder
J. B. Williams Holdings, Inc.

We have audited the accompanying consolidated balance sheets of J. B. Williams Holdings, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of J. B. Williams Holdings, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

February 26, 1997
Stamford, CT

J. B. WILLIAMS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
(IN THOUSANDS)

ASSETS                                                   1996            1995

CURRENT ASSETS:
  Cash And Cash Equivalents                          $  21,201       $  19,478
  Accounts Receivable, Net Of Allowance
    for Doubtful Accounts Of $320 and
    $322 at December 31, 1996 and 1995,
    respectively (Note 12)                               7,819           7,209
  Inventories                                            3,235           3,267
  Other current assets (Note 3)                          1,235           1,117
                                                      --------        --------

        Total                                           33,490          31,071
                                                      --------        --------

PROPERTY AND EQUIPMENT:
  Machinery and equipment                                1,769           1,269
  Furniture and fixtures                                   126             123
  Leasehold improvements                                    30              30
                                                      --------        --------

        Total                                            1,925           1,422

  Less accumulated depreciation and amortization           996             626
                                                      --------        --------

        Net                                                929             796
                                                      --------        --------

OTHER ASSETS:
  Intangible assets, net of accumulated
    amortization of $15,078 and $11,155 at
    December 31, 1996 and 1995, respectively            39,222          43,145
  Deferred charges and other assets                      3,154           3,186
                                                      --------        --------

TOTAL ASSETS                                         $  76,795       $  78,198
                                                      ========        ========

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                  $    3,362      $    1,094
  Accrued expenses (Note 4)                              6,356           6,546
  Income taxes payable                                     217             506
                                                      --------        --------

       Total                                             9,935           8,146
                                                      --------        --------

SENIOR NOTES (Note 5)                                   50,345          55,000
                                                      --------        --------

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDER'S EQUITY (Note 6):
  Common stock and paid-in capital                       9,600           9,600
  Retained earnings                                      6,915           5,452
                                                      --------        --------

       Total                                            16,515          15,052
                                                      --------        --------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY           $  76,795       $  78,198
                                                      ========        ========

See notes to consolidated financial statements.

J. B. WILLIAMS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(IN THOUSANDS EXCEPT SHARE DATA)

                                           1996          1995          1994

NET SALES                               $   48,283    $   46,899    $   44,060
                                         ---------     ---------     ---------

OPERATING COSTS AND EXPENSES:
  Cost of goods sold                        14,206        13,111        13,605
  Advertising                                3,241         2,436         1,825
  Promotion                                  7,412         6,740         5,994
  Cash discounts                               929           896           844
  Distribution                               2,754         3,377         3,358
  Selling                                    1,844         2,059         1,912
  General and administrative                 5,608         5,001         4,184
  Depreciation and amortization              4,580         4,543         4,250
                                         ---------     ---------     ---------

       Total  operating expenses            40,574        38,163        35,972
                                         ---------     ---------     ---------

OPERATING PROFIT                             7,709         8,736         8,088

INTEREST EXPENSE - Net of interest
  income of $984, $915 and $321 for
  1996, 1995 and 1994, respectively          5,231         5,685         5,578
                                         ---------     ---------     ---------

INCOME BEFORE INCOME TAXES                   2,478         3,051         2,510

PROVISION FOR INCOME TAXES (Note 7)          1,015         1,251           976
                                         ---------     ---------     ---------

NET INCOME                                   1,463         1,800         1,534

RETAINED EARNINGS, BEGINNING OF YEAR         5,452         3,652         2,118
                                         ---------     ---------     ---------

RETAINED EARNINGS, END OF YEAR          $    6,915   $     5,452   $     3,652
                                         =========     =========     =========

INCOME PER COMMON SHARE (PRIMARY AND
  FULLY DILUTED)                        $   157.01    $   193.55    $   165.52
                                         =========     =========     =========

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING       9,343         9,305         9,268
                                         =========     =========     =========


See notes to consolidated financial statements.

J. B. WILLIAMS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(IN THOUSANDS)
                                           1996          1995          1994
OPERATING ACTIVITIES:
  Net Income                            $    1,463    $    1,800   $    1,534
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Amortization of intangibles            4,210         4,270        4,025
      Depreciation and amortization
        of property and equipment              370           273          225
     Deferred income tax benefit - net        (259)         (270)        (644)
     changes in operating assets and
       liabilities:
         Accounts receivable                   (610)        (763)      (2,996)
         Inventories                             32          923        1,445
         Other current assets                  (114)        (453)         813
         Accounts payable                     2,268          360          190
         Accrued expenses                      (190)        (448)       3,468
         Income taxes payable                  (289)        (139)          90
                                          ---------    ---------    ---------

         Net cash provided by operating
           activities                         6,881        5,553        8,150
                                          ---------    ---------    ---------

INVESTING ACTIVITIES:
  Acquisition of Oral Care Products and
    related assets                              -            -        (18,024)
  Equipment purchases and leasehold
    improvements                               (503)        (147)        (168)
                                          ---------    ---------    ---------
         Net cash used in investing
           activities                          (503)        (147)     (18,192)
                                          ---------    ---------    ---------

FINANCING ACTIVITIES:
  Paid-in capital                               -            -          4,000
  Net proceeds from issuance of
    senior notes                                -            -         52,153
  Payment of long-term debt issued              -            -        (37,000)
  Repayment of senior notes                  (4,655)         -            -
                                          ---------    ---------    ---------

         Net cash provided by (used in)
           financing activities              (4,655)         -         19,153
                                          ---------    ---------    ---------

INCREASE IN CASH AND CASH EQUIVALENTS         1,723        5,406        9,111

CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                    19,478       14,072        4,961
                                          ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, END OF YEAR  $    21,201   $   19,478   $   14,072
                                          =========    =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid                     $     1,678   $    1,593   $    1,060
                                          =========    =========    =========

  Interest paid                         $     6,401   $    6,668   $    4,836
                                          =========    =========    =========


See notes to consolidated financial statements.

J. B. WILLIAMS HOLDINGS, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996 AND 1995


1.  BASIS OF ACCOUNTING AND ORGANIZATION

    The consolidated financial statements include J. B. Williams Holdings, Inc. and its subsidiaries: J.B. Williams Company, Inc. (formerly U.S. Personal Care Inc.), After Shave Products Co., Pre-Shave Products Co., Hair Care Products Co. and CEP Holdings (collectively, the "Company"). Brynwood Partners II L.P., a private partnership formed under Delaware law, is the owner of all of the issued and outstanding capital stock of the Company. Brynwood partnerships, including affiliates of Brynwood Partners II L.P., have invested in and managed several companies since 1984 and their investors include major insurance companies, financial institutions, corporations and pension funds.

    The Company, which was organized on December 3, 1992, made an initial acquisition of certain assets ("Personal Care Products Acquisition") from SmithKline Beecham Corporation, Beecham (NJ) Inc. and SmithKline Beecham Consumer Products, Inc. (collectively, "SKB") for $45,000,000 on December 16, 1992. The Personal Care Products Acquisition was financed through the issuance of a promissory note for $40 million to SKB and an equity contribution of $5.6 million from Brynwood Partners II L.P. Operating activity commenced on January 1, 1993. Additionally, the Company acquired certain assets ("Oral Care Products Acquisition") in February 1994 from SKB for $18,323,000. The Oral Care Products Acquisition and repayment of the note payable to SKB relating to the Personal Care Products Acquisition were financed through the private placement issuance of $55,000,000 of senior notes and an equity contribution of $4 million from the Company's shareholder.

    The Company's products are marketed under the trademarks "Aqua Velva" aftershave, "Lectric Shave" preshave, "Brylcreem" hair care preparations, "Williams Mug Shave Soap" and "Cepacol" dry throat lozenges, sore throat spray and mouthwash. Each of the trademarks is owned by a subsidiary of the Company, and is licensed to J. B. Williams Company, Inc. The Company purchases finished goods from contract manufacturers and sells products under the above brand names in the United States, Canada (except Cepacol) and Puerto Rico.


2.  SIGNIFICANT ACCOUNTING POLICIES

    Revenue Recognition - Revenue is recognized upon the shipment of products to customers.

    Net Sales - Net sales include the sales price less an estimate of returns and other allowances.

    Advertising Costs - Such costs are comprised of various television, radio and newspaper advertisements and are charged to expense as incurred.

    Promotion Costs - Such costs are comprised of coupons, trade promotion incentives, market research expenditures and package design costs and are charged to expense as incurred.

    Cash Discounts - Such discounts are estimated at 2% of sales and are charged to expense as sales are recorded.

    Distribution Costs - Such costs are comprised of freight, handling and warehousing charges and are charged to expense as incurred.

    Selling Costs - Such costs are comprised principally of incentives and commissions to selling brokers and are charged to expense as incurred.

    Cash and Cash Equivalents - Cash and cash equivalents include investments with a one-day availability.

    Inventories - Inventories consist principally of finished goods and are stated at the lower of cost (using the first-in, first-out method) or market value. Inventory acquired in the Oral Care Products Acquisition included a purchase accounting adjustment of approximately $1.3 million relating to the acquired gross profit assigned to the value of inventory. The assigned value of $1.3 million was charged to cost of goods sold during the year ended December 31, 1994.

    Property and Equipment - Leasehold improvements furniture and fixtures and machinery and equipment are recorded at cost. Depreciation of machinery and equipment and furniture and fixtures is computed by the straight-line method over their estimated useful lives which range from 3 to 7 years and 5 years, respectively. Leasehold improvements are amortized over the lives of the related leases or the estimated useful lives of the assets, whichever is shorter, using the straight-line method. The cost of improvements are capitalized; expenditures for maintenance and repairs are charged to expense.

    Intangible Assets - Intangible assets arose from the SKB acquisitions in 1993 and 1994. The costs of the noncompete agreements are being amortized on the straight-line method over the 5-year terms of the agreements. Trademarks and formulas and other identified intangibles are being amortized on the straight-line method over their estimated remaining useful lives of 25 years and 5 years, respectively. Goodwill represents the excess of the purchase price over the fair value of the assets acquired and is being amortized using the straight-line method over 25 years. The Company evaluates the recoverability of goodwill and other intangible assets on an annual basis by assessing whether the unamortized intangible assets can be recovered over their remaining lives through operating results and cash flows.

    Deferred Charges and Other Assets - Deferred charges and other assets consist primarily of costs associated with the issuance of the senior notes which are being amortized over the term of the debt.

    Income Taxes - Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

    Principles of Consolidation - The consolidated financial statements include all subsidiaries. All significant intercompany items have been eliminated. Certain prior year amounts have been reclassified to conform with the presentation for the current year.

    Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Stock Options - Financial Accounting Statement No. 123, "Accounting For Stock Based Compensation," (SFAS 123) requires expanded disclosures of employee stock based compensation arrangements and encourages, but does not require, employers to adopt a fair value based method of accounting for employee stock based compensation. Under the fair value based method, compensation cost is measured at the grant date based on the value of the option and is recognized over the service period, which is usually the vesting period. As provided by SFAS 123, the Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issues to Employees," for employee stock compensation measurement, which does not require compensation expense recognition when the exercise price of stock options is greater than or equal to current market value at the date of the stock option grant.

    Income Per Common Share - Income per share is based on the weighted average number of common shares outstanding and the assumed exercise of dilutive stock options less the number of treasury shares assumed to be purchased from the option proceeds. Weighted average number of common shares assumes that all common stock options had been converted to common stock as of the original issuance dates. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be antidilutive.

    Financial Instruments - The estimated fair value of financial instruments, which includes cash and cash equivalents, senior notes and accounts receivable, approximates their carrying value.

3.  OTHER CURRENT ASSETS

    Other current assets consist of the following:

                                                    DECEMBER 31,

                                              1996              1995
                                                  (IN THOUSANDS)

Due from SKB                              $      19         $     211
Deferred Tax Asset                              429               425
Other                                           787               481
                                           --------          --------
Total                                     $   1,235          $  1,117
                                           ========          ========


    The amount due from SKB relates principally to net operating proceeds in Canada collected by SKB on behalf of the Company.

    4. ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                    DECEMBER 31,
                                                1996              1995
                                                    (IN THOUSANDS)
Marketing                                    $  1,728          $  2,045
Interest                                        2,014             2,200
Compensation                                    1,097               839
Manufacturing Costs                               442               442
Other                                           1,075             1,020
                                              -------           -------
Total                                        $  6,356          $  6,546
                                              =======           =======

5.  SENIOR NOTES

    During February 1994, the Company financed the Oral Care Products Acquisition and the payment of the note payable to SKB from the proceeds of the private placement of $55,000,000 of senior notes (the "Notes") and an equity contribution from its shareholder. The Notes were registered under the Securities Act of 1933 effective December 1, 1994.

    Commencing with the year ended December 31, 1995, provided certain conditions are met, the Company must, not later than April 15 immediately following such year, offer to purchase from the holders of the Notes, on a pro rata basis, an aggregate principal amount of Notes, equal to a specified calculation at a purchase price equal to 100% of the principal amount of the Notes plus accrued interest. During 1996 the Company repurchased $4.1 million of the Notes pursuant to the terms of the note agreement and $.6 million from the bond market. Notes outstanding at December 31, 1996 was $50,345,000. The Company will be required to make a similar tender offer in 1997.

    Interest on the Notes is payable semiannually in cash on March 1 and September 1 of each year commencing September 1, 1994. The initial interest rate of 12 1/2% per annum was decreased to 12% per annum effective December 1, 1994. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 1999, at 106% of their principal amount, plus accrued interest, declining to 100% of their principal amount on and after March 1, 2001, plus accrued interest. In addition, at the option of the Company at any time prior to March 1, 1997, up to 35% of the aggregate principal amount of the Notes may be redeemed from the proceeds of one or more public equity offerings at 110% of their principal amount, plus accrued interest.

    The Notes are guaranteed by each of the Company's wholly-owned subsidiaries, as indicated in Note 1, which constitute all of the Company's direct or indirect subsidiaries (the "Subsidiary Guarantors"). The Subsidiary Guarantors have fully and unconditionally guaranteed the Notes on a joint and several basis; and the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. There are no restrictions on the ability of the Subsidiary Guarantors to make distributions to the Company. Accordingly, separate financial statements and other disclosures concerning the Subsidiary Guarantors are not included herein.

    The Notes contain certain restrictive covenants. The Company is in compliance with all covenants at December 31, 1996.

    6. SHAREHOLDER'S EQUITY


    Common stock consists of 20,000 authorized shares at $.01 par value of which 9,000 shares were issued and outstanding at December 31, 1996 and 1995, respectively.

    The Company has a stock option plan (the "Plan") which provides for the granting of options on shares of the Company's common stock to its directors and certain key employees. The Plan permits a maximum of 1,000 shares of common stock to be issued at the fair value per share at the date the option is granted. If the option is granted to a person, who at the time of the grant owns more than 10% of the combined voting power of all classes of stock, the purchase price shall not be less than 110% of the fair value per share at the date the option is granted. Stock option transactions during 1996, 1995 and 1994 were as follows:

                     1996                 1995                 1994
                -------------------   -------------------   -------------------
                           WEIGHTED              WEIGHTED              WEIGHTED
                           AVERAGE               AVERAGE               AVERAGE
                           EXERCISE              EXERCISE              EXERCISE
                 SHARES     PRICE     SHARES      PRICE     SHARES      PRICE

Outstanding,
  beginning
   of year          950     $1,172      980      $1,028        750     $  960
Repurchased,
  during the year     -         -      (400)         -          -          -
Granted, during
  the year            -        -        370      $1,325        230     $1,249
                   -----              -----                  -----
Outstanding, end
  of year           950     $1,172      950      $1,172        980     $1,028
                   ====               =====                  =====

Exercisable, end
  of year           576     $1,049      391      $  985        346     $  960
                   ====               =====                  =====


    Stock options become exercisable in equal amounts over a four-year period from the date the option is granted. Stock options expire five years from the grantee's initial date of employment. No stock options were granted or exercised during 1996.

    The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the stock option plan been determined based on the fair value of the option at date of grant consistent with the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's 1996 and 1995 net income and income per share would have been reduced to the pro forma amounts indicated below.


                                                       1996             1995

NET INCOME                     AS REPORTED         $     1,463     $     1,800
                               PRO FORMA                 1,429           1,774
NET INCOME PER SHARE           AS REPORTED         $    157.01     $    193.55
                               PRO FORMA                152.95          190.65

    The fair value of stock options granted during 1995 have been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                     1995

           Risk free interest rate                   6.1%
           Expected life                             4
           Expected dividend yield                   0
           Expected volatility                       0

7.  INCOME TAXES

    The components of the income tax provision (benefit) are as follows:


                                       1996            1995           1994
                                                 (IN THOUSANDS)
CURRENT:
  FEDERAL                            $     858       $  1,150        $  1,211
  STATE                                    330            371             409
                                      --------        -------        --------
                                         1,188          1,521           1,620
                                      --------        -------        --------
Deferred:
  Federal                                  (75)          (168)           (542)
  State                                    (98)          (102)           (102)
                                      --------        -------        --------
                                          (173)          (270)           (644)
                                      --------        -------        --------
Total                                 $  1,015       $  1,251       $     976
                                      ========        =======        ========


    A reconciliation of the provision for income taxes based on the applicable statutory Federal income tax rate to the income tax provision as set forth in the consolidated statements of income is as follows:


                            1996                 1995               1994
                      AMOUNT    RATE       AMOUNT    RATE      AMOUNT     RATE
                                   (DOLLAR AMOUNTS IN THOUSANDS)
Provision for
 taxes at statutory
 Federal rate         $  842     34.0%     $1,037     34.0%    $  853     34.0%
State taxes - net
 of Federal income
 tax benefit              75      3.0         118      3.9        207      8.3
Other - net               98      4.0          96      3.1        (84)    (3.4)
                      ------     ----      ------     ----     ------     ----
Total                 $1,015     41.0 %    $1,251     41.0%    $  976     38.9%
                      ======     ====      ======     ====     ======     ====

    Deferred taxes result from temporary differences in the recognition of revenue and expense for tax and financial statement purposes. The principal sources of the differences are the use for income tax purposes of a 15-year amortization period for intangible assets, the use of accelerated methods of computing depreciation and the capitalization of certain inventory related costs.

    The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities are as follows:


                                                          DECEMBER 31,
                                                       1996           1995
                                                         (IN THOUSANDS)
ASSETS:
  Inventories                                        $     429      $     425
  Intangible assets                                      2,579          1,956
  Other                                                    340            194
                                                      --------       --------
Gross deferred tax assets                                3,348          2,575
                                                      --------       --------
Liabilities:
  Intangible assets                                      1,707          1,175
  Other                                                     12             49
                                                      --------       --------
Gross deferred tax liabilities                           1,719          1,224
                                                      --------       --------
Net deferred tax asset                                $  1,629       $  1,351
                                                      ========       ========


8.  EMPLOYEE BENEFIT PLAN

    The Company maintains a 401(k) plan covering substantially all employees and permitting employees to defer up to 20% of their salary. Matching contributions are at the discretion of the Company; additional contributions of 2% of compensation are made for each employee at the end of each pay period. Annual discretionary contributions may also be made by the Company. The Company matches 25% of employee contributions up to the maximum of 4% of each employee's salary. Company contributions for the years ended December 31, 1996, 1995 and 1994 were approximately $56,000, $47,000, and $36,000, respectively.

9.  COMMITMENTS AND CONTINGENCIES

    The Company leases equipment and its facilities under operating lease agreements which require payment of property taxes, insurance and normal maintenance costs. Certain leases contain renewal options. Rental expense was approximately $145,000, $126,000 and $79,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

    Future minimum annual rentals under the above leases are as follows:


                                                            (IN THOUSANDS)
    1997                                                        $  166
    1998                                                           176
    1999                                                           179
    2000                                                           187
    2001                                                           117
                                                                 -----
                                                                $  825
                                                                 =====

    The Company is not a party to any material pending legal proceedings.

    Concurrently with the Oral Care Products Acquisition, the Company entered into a Purchasing and Manufacturing Agreement (the "Agreement") with Hoechst Marion Roussel ("HMR") (formerly Marion Merrell Dow, Inc. ("MMD")), whereby the Company agreed to purchase existing oral care products exclusively from HMR and in connection therewith pay fixed overhead costs of $1,766,000 each year until August 31, 1997.

    During 1996 the Agreement was extended until December 31, 1998 under the terms of which the Company will pay fixed overhead costs of $1,412,000 plus a variable amount based on volume.

    The Company has entered into employment contracts with each of its executive officers. Each contract provides for employment for an initial period of one year, with automatic renewals for additional one-year periods. Terms of the contract include details regarding participation in benefit plans, base salary, merit increases and discretionary bonuses.

10. SIGNIFICANT CUSTOMER

    One of the Company's customers accounted for approximately 22%, 19% and 18% of net sales in the United States for the years ended December 31, 1996, 1995 and 1994, respectively.

11. SEGMENT DATA

    The Company operates in one industry segment, the distribution and sale of personal and oral care products. Data by geographic area is as follows:


                                          1996            1995          1994
                                                    (IN THOUSANDS)

Net sales to unaffiliated
  customers:
    United States
      (including Puerto Rico)          $  44,536      $  43,186     $  40,363
  Canada                                   3,747          3,713         3,697
                                        --------       --------      --------
Total                                  $  48,283      $  46,899     $  44,060
                                        ========       ========      ========

Operating profit:
  United States
   (including Puerto Rico)             $   7,316      $   8,119     $    7,241
  Canada                                     393            617            847
                                        --------       --------      --------
Total                                  $   7,709      $   8,736     $    8,088
                                        ========       ========      ========

    Assets are primarily located in the United States.

12.       VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                     ADDITIONS
                       BALANCE,      CHARGED TO                  BALANCE,
                      BEGINNING       PROFIT                       END
                       OF YEAR       AND LOSS      DEDUCTIONS    OF YEAR
                                          (IN THOUSANDS)
Allowance for
doubtful
accounts:
  1996                 $ 322         $ 65           $  (67)      $ 320
  1995                   253          110              (41)        322
  1994                   100          265             (112)        253

                           ******

                       INDEPENDENT AUDITOR'S REPORT


To the Board of Directors of
The J.B. Williams Company, Inc. and
SmithKline Beecham L.P.:


          We have audited the accompanying Statement of Brand Contribution of the Cepacol Brands of SmithKline Beecham L.P. (the Company), for the period January 1, 1994 through February 19, 1994. The Statement of Brand Contribution is the responsibility of Company management. Our responsibility is to express an opinion on the special purpose statement based on our audit.

          We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Statement of Brand Contribution is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the Statement of Brand Contribution. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the Statement of Brand Contribution. We believe that our audit provides a reasonable basis for our opinion.

          The operations covered by the Statement of Brand Contribution referred to above have no separate legal status or existence. The accompanying statement was prepared as described in Note 1 to present the Cepacol Brand Contribution in assisting the Company in the divestiture of these brands and is not intended to be a complete presentation of the Cepacol Brand Business. Various costs incurred by the Company were allocated to the Cepacol Brand Business based on estimates as described in the notes to the statement. Accordingly, the resulting statement is not necessarily indicative of the costs and expenses that would have resulted if the Cepacol Brand Business had been operated as a separate entity.

          In our opinion, the statement referred to above presents fairly, in all material respects, the brand contribution of the Cepacol Brand Business for the period January 1, 1994 through February 19, 1994, in conformity with generally accepted accounting principles.


Coopers & Lybrand L.L.P.
Pittsburgh, Pennsylvania
May 19, 1994

                         CEPACOL BRAND BUSINESS
                     STATEMENT OF BRAND CONTRIBUTION
        for the period January 1, 1994 through February 19, 1994
                             (in thousands)
                      ----------------------------

Net Sales                                                  $2,454
Cost of Goods Sold                                            879
                                                            -----
  Gross Profit                                              1,575
Promotion                                                     386
Cash Discounts                                                 48
Distribution                                                   96
                                                            -----
  Brand Contribution                                       $1,045
                                                            =====



             The accompanying notes are an integral part of
                   the Statement of Brand Contribution

                         CEPACOL BRAND BUSINESS
              NOTES TO THE STATEMENT OF BRAND CONTRIBUTION


1.  OWNERSHIP/BASIS OF PRESENTATION:

     Effective September 15, 1992, SmithKline Beecham Consumer Brands and Marion Merrell Dow Inc. (MMD) formed a joint venture, SmithKline Beecham L.P. (the Company), to which each venturer contributed the right to various brands. One of the brands contributed by MMD was the Cepacol Brand Business (the Business). The Business includes distribution and marketing rights of brands sold under the trade names of Cepacol Mouthwash and Cepacol Lozenges within the United States and Puerto Rico. MMD manufactures these Cepacol products and charges the Company an agreed upon contractual amount. Effective February 19, 1994, the Company sold the distribution and marketing rights of its Cepacol Brand Business to the J.B. Williams Company, Inc.

     Historically, financial statement were not prepared for the Business. These statement have been carved out from the historical accounting records of the Company. All of the allocations and estimates in the financial statement, as described in Note 2, are based on the assumptions that Company management believes are reasonable. However, these allocations and estimates are not necessarily indicative of the costs and expenses that would have resulted if the Business had been operated as a separate entity.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     INCOME RECOGNITION:

     Sales and related cost of goods sold are included in income when goods are shipped to the customer.

     NET SALES:

     Net sales include the sales price net of allowances specifically identified by brand, less an allocation of the Company's returns and other miscellaneous sales adjustments based on sales of the Business to total sales of the Company.


                                continued

     COST OF GOODS SOLD:

     Cost of goods sold include the agreed upon contractual amount paid to MMD for products sold.

     PROMOTION:

     Promotion costs are comprised of coupons, trade promotion incentives, market research expenditures and package design costs and are charged to expense as incurred.

     CASH DISCOUNTS:

     Cash discounts are estimated based on 2% of net sales.

     DISTRIBUTION COSTS:

     Distribution costs principally include freight and warehousing charges and are allocated based on a percentage of net sales. Such percentage is determined by dividing total Company distribution costs by total Company sales.

                              EXHIBIT INDEX
EXHIBIT
NUMBER           DESCRIPTION

(2)(i) Agreement dated as of February 24, 1994, between SmithKline Beecham Consumer Healthcare, L.P. and CEP Holdings, Inc. ("CEP") (incorporated by reference to Exhibit (2)(i) to the Registration Statement on Form S-4 (No. 33-83734) of J.B. Williams Holdings, Inc. (the "Company"), J.B. Williams Company, Inc. ("J. B. Williams"), After Shave Products, Inc. ("ASP"), Pre-Shave Products, Inc. ("PSP"), Hair Care Products, Inc. ("HCP") and CEP (the "Registration Statement")).

(2)(ii) Intellectual Property Agreement dated as of February 24, 1994, between Merrell Dow Pharmaceuticals Inc. and CEP (incorporated by reference to Exhibit (2)(ii) to the Registration Statement).

(2)(iii) Agreement dated as of December 16, 1992, between SmithKline Beecham Corporation, SmithKline Beecham Consumer Brands Inc., and Beecham (NJ) Inc. and J.B. Williams (incorporated by reference to Exhibit (2)(iii) to the Registration Statement).

(3)(i) Certificate of Incorporation of the Company, as amended to March 11, 1994 (incorporated by reference to Exhibit
                (3)(i)(1) to the Registration Statement).

(3)(ii) By-Laws of the Company (incorporated by reference to Exhibit 3(ii) to the Registration Statement).

(4)(i) Specimen of the Company's 12% Senior Notes due 2004 (incorporated by reference to Exhibit (4)(i)(1) to the Registration Statement).

(4)(ii)         Indenture dated as of March 16, 1994 among the Company, J.B.
                Williams, ASP, PSP, HCP, CEP and The Bank of New York, as Trustee (incorporated by reference to Exhibit (4)(iv) to the Registration Statement).

(10)(i)(1) Manufacturing Agreement dated as of February 24, 1994, between J.B. Williams and Marion Merrell Dow Inc. (incorporated by reference to Exhibit (10)(i)(3) to the Registration Statement).

(10)(i)(2) License Agreements between J.B. Williams and CEP dated as of February 20, 1994 and between J.B. Williams and each of PSP, HCP and ASP dated as of January 1, 1993 (incorporated by reference to Exhibit (10)(i)(4) to the Registration Statement).

(10)(ii)(D) Sublease, dated August 11, 1993, between E. I. Du Pont De Nemours and Company and J.B. Williams (incorporated by reference to Exhibit (10)(ii)(D) to the Registration Statement).

(10)(iii)(A)(1) The Company's 1994 Stock Option Plan dated March 4, 1994
                (incorporated by reference to Exhibit (10)(iii)(A)(1) to the Registration Statement).

(10)(iii)(A)(2) Employment Agreement dated as of May 3, 1993 between J.B.
                Williams and Dario U. Margve (incorporated by reference to Exhibit (10)(iii)(A)(2) to the Registration Statement).

(10)(iii)(A)(3) Employment Agreement dated as of February 11, 1993 between J.B.
                Williams and Kevin C. Hartnett (incorporated by reference to Exhibit (10)(iii)(A)(2) to the Registration Statement).

(10)(iii)(A)(4) Employment Agreement dated as of August 4, 1994 between J.B.
                Williams and Jeffrey L. Bower (incorporated by reference to Exhibit (10)(iii)(A)(2) to the Registration Statement).

(10)(iii)(A)(5) Employment Agreement dated as of October 19, 1994 between J.B.
                Williams and Robert G. Sheasby (incorporated by reference to Exhibit (10)(iii)(A)(6) to the Registrant's 1994 Annual Report on Form 10-K).

(21) Subsidiaries of the Company (incorporated by reference to Exhibit (21) to the Registration Statement).

(24) Powers of Attorney for directors and certain officers of the Company

(27)            Financial Data Schedule