Form 10-Q
period 1997-03-31
WILLIAMS J B HOLDINGS INC
filed 1997-05-14
CIK 929651

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                          -----------------------

                                 FORM 10-Q


 [  ] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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

                                Yes     No X
                                   ---    ---

Number of shares of the issuer's Common Stock, par value $0.01, outstanding as
of May 1, 1997:   9,000

                         J.B. Williams Holdings, Inc.

                                 I N D E X




                                                                         Page

Part I  - FINANCIAL INFORMATION

  Item 1:  Financial Statements (Unaudited):

           Condensed Consolidated Statements of Operations for the         3
           Three Months Ended March 31, 1997 and March 31, 1996

           Condensed Consolidated Balance Sheets at March 31, 1997         4
           and December 31, 1996

           Condensed Consolidated Statements of Cash Flows for             5
           the Three Months Ended March 31, 1997 and March 31, 1996

           Notes to Condensed Consolidated Financial Statements            6


  Item 2:  Management's Discussion and Analysis of Financial               8
           Condition and Results of Operations


Part II - OTHER INFORMATION

  Item 6:  Exhibits and Reports on Form 8-K                               11


  Signature                                                               12

                         J.B. Williams Holdings, Inc.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 Unaudited
                              (In Thousands)



                                                Three Months Ended March 31,
                                                ----------------------------
                                                    1997            1996
                                                    ----            ----
NET SALES                                         $11,774          $9,352

Cost of sales                                       3,569           2,523
                                                  -------          -------
GROSS MARGIN                                        8,205           6,829

Distribution and cash discounts                     1,033             763
Advertising and promotion                           3,054           2,312
Selling, general and administrative expenses        2,108           1,585
Depreciation and amortization                       1,120           1,133
                                                   ------          -------
OPERATING INCOME                                      890           1,036

Other income                                          750          -------
Interest expense\net                               (1,219)         (1,364)
                                                   ------          -------
INCOME (LOSS) BEFORE INCOME TAXES                     421            (328)

Income tax provision  (benefit)                       164            (134)
                                                   ------          -------
NET INCOME (LOSS)                                 $   257          $ (194)
                                                   ======          =======

           See Notes to Condensed Consolidated Financial Statements

                          J.B. Williams Holdings, Inc.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                   Unaudited
                                (In Thousands)


                                   At March 31, 1997      At December 31, 1996
                                   -----------------      --------------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents           $20,206                 $21,201
    Accounts receivable, net              5,801                   8,054
    Inventories                           3,821                   3,235
    Other current assets                    457                     570
                                        -------                 -------
       Total Current Assets              30,285                  33,060

PROPERTY AND EQUIPMENT, NET                 978                     929

Intangible Assets, Net                   38,272                  39,222

OTHER ASSETS                              3,603                   3,584
                                        -------                 -------
TOTAL ASSETS                            $73,138                 $76,795
                                        =======                 =======

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts payable                     $1,516                  $3,579
    Accrued expenses                      4,505                   6,356
                                        -------                 -------
       Total Current Liabilities          6,021                   9,935
                                        -------                 -------
LONG TERM DEBT                           50,345                  50,345
                                        -------                 -------
SHAREHOLDER'S EQUITY:
    Common stock and paid-in capital      9,600                   9,600
    Retained earnings                     7,172                   6,915
                                        -------                 -------
    Total Shareholder's Equity           16,772                  16,515
                                        -------                 -------
TOTAL LIABILITIES AND
  SHAREHOLDER'S EQUITY                  $73,138                 $76,795
                                        =======                 =======


           See Notes to Condensed Consolidated Financial Statements

                        J.B. Williams Holdings, Inc.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   Unaudited
                                (In Thousands)

                                                Three Months Ended March 31,
                                                ----------------------------
                                                     1997        1996
                                                     ----         ----
OPERATING ACTIVITIES:
 Net income (loss)                                  $ 257        $(194)
 Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
     Amortization of intangibles and debt
       issuance costs                               1,022        1,052
     Depreciation and amortization of
       property and equipment                          98           81
     Changes in operating assets and liabilities:
        Accounts receivable                         2,253        2,831
        Inventories                                  (586)        (659)
        Other current assets                          113         (208)
        Accounts payable                           (2,063)        (274)
        Accrued expenses                           (1,851)      (2,987)
        Other assets                                  (91)          63
                                                  --------     --------
     NET CASH USED IN OPERATING ACTIVITIES           (848)        (295)
                                                  --------     --------
INVESTING ACTIVITIES:
 Purchases of property and equipment                 (147)        (201)
                                                  --------     --------
     NET CASH USED IN INVESTING ACTIVITIES           (147)        (201)
                                                  --------     --------

DECREASE IN CASH AND CASH EQUIVALENTS                (995)        (496)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     21,201       19,478
                                                  --------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $20,206      $18,982
                                                  ========     ========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Income taxes paid                                  ----          $469
 Interest paid                                     $3,021       $3,300


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

    The accompanying unaudited condensed consolidated financial statements as of March 31, 1997 and for the three month periods ended March 31, 1997 and 1996 have been prepared in accordance with the instructions to Form 10-Q. All adjustments which, in the opinion of the management of the Company, are necessary for a fair presentation of the condensed consolidated financial statements for the three month periods ended March 31, 1997 and 1996 have been reflected. All such adjustments are of a normal recurring nature.
    The March 31, 1997 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K.

    The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results for the full year.

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

4.  OTHER INCOME

    The Company received a one-time payment of $750,000, in January 1997, representing a break-up fee payable to the Company pursuant to the terms of a letter of intent entered into by the Company in connection with a potential transaction.

5.  RECLASSIFICATIONS

    Certain reclassifications have been made to the 1996 financial statements to conform with the current year's presentation.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1997

The following table sets forth certain operating data for the three months ended March 31, 1997 and 1996.

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                          (In Thousands)
                                       Personal Care Products        Oral Care Products          Total Company
                                       ----------------------        ------------------          -------------
                                          1997        1996             1997      1996           1997      1996
                                         ------      ------           ------     ------        -------   ------
NET SALES                                $6,972      $5,756           $4,802     $3,596        $11,774   $9,352
Cost of Goods Sold                        1,884       1,351            1,685      1,172          3,569    2,523
                                         ------      ------           ------     ------        -------   ------
GROSS MARGIN                              5,088       4,405            3,117      2,424          8,205    6,829
Distribution and Cash Discounts             522         392              511        371          1,033      763
Advertising and Promotion                 1,887      1, 216            1,167      1,096          3,054    2,312
                                         ------      ------           ------     ------        -------   ------
BRAND CONTRIBUTION                       $2,679      $2,797           $1,439    $   957          4,118    3,754
                                         ======      ======           ======     ======
Selling, General and Admin. Exp.                                                                 2,108    1,585
Depreciation and Amortization                                                                    1,120    1,133
                                                                                               -------   ------
OPERATING INCOME                                                                                   890    1,036
Other Income                                                                                       750      ---
Interest Expense, Net                                                                           (1,219)  (1,364)
                                                                                               -------   ------
INCOME (LOSS) BEFORE INCOME TAXES                                                                  421     (328)
Income Tax Provision (Benefit)                                                                     164     (134)
                                                                                               -------   ------
NET INCOME (LOSS)                                                                              $   257     (194)
                                                                                               =======   ======


For the three month period ended March 31, 1997, net sales increased 25.9% to $11,774,000 from $9,352,000 for the same period in 1996. This increase is primarily due to increased sales of the new Aqua Velva items, consisting of a line of deodorants and anti-perspirants introduced during 1996, combined with generally higher sales on all of the Cepacol products.

For the three month period ended March 31, 1997, cost of goods sold increased 41.5% to $3,569,000 from $2,523,000 for the same period in 1996. This increase is directly linked to the Company's higher sales volumes combined with higher manufacturing costs, particularly costs related to the new Aqua Velva products.

For the three month period ended March 31, 1997, distribution expenses and cash discounts increased 35.4% to $1,033,000 from $763,000 for the same period in 1996. This increase is primarily associated with the increased sales volumes.

For the three month period ended March 31, 1997, advertising and promotion expenses increased 32.1% to $3,054,000 from $2,312,000 for the same period in
1996.   This increase is primarily due to higher levels of marketing support behind the continued introduction of the new Aqua Velva items.

For the three month period ended March 31, 1997, selling, general and administrative expenses increased 33.0% to $2,108,000 from $1,585,000 for the same period in 1996. This increase is related to a combination of increased staffing and higher broker commission payments, related to the increased sales levels.

For the three month period ended March 31, 1997, depreciation and amortization of $1,120,000 was essentially unchanged versus the same period in 1996.

For the three month period ended March 31, 1997, other income of $750,000 was received as a result of a one-time payment that represented a break-up fee payable to the Company pursuant to the terms of a Letter of Intent entered into by the Company in connection with a potential transaction.

For the three month period ended March 31, 1997, interest expense, net of interest income, decreased 10.6% to $1,219,000 from $1,364,000 for the same period in 1996. This reduction is primarily due to lower interest expense related to a reduction in the outstanding principal amount of the Senior Notes to $50.3 million in 1997 versus $55.0 million during the same period in 1996.

For the three month period ended March 31, 1997, income taxes were $164,000 versus an income tax benefit of $(194,000) for the same period in 1996. The effective tax rate was 39% for the 1997 interim period versus 41% for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The following chart summarizes the net funds provided and/or used in operating, financing and investing activities for the periods ended March 31, 1997 and 1996 (in thousands).

                                         THREE MONTHS ENDED MARCH 31,
                                         ----------------------------
                                               1997       1996
                                              ------     ------
Net cash used in operating activities         $(848)     $(295)
Net cash used in investing activities          (147)      (201)
Decrease in cash and cash equivalents         $(995)     $(496)

The principal adjustments to reconcile net income of $257,000 for the period ended March 31, 1997 to net cash used in operating activities of $848,000 are depreciation and amortization of $1,120,000, offset by a net increase in working capital requirements of $2,225,000. The working capital increase is primarily linked to a decrease in accounts payable and accrued expenses.

Capital expenditures, which were $147,000 for the three months ended March 31, 1997, are generally not significant in the Company's business and the Company currently has no material commitments for future capital expenditures.

As a result of the Senior Notes, the Company had $50.3 million of total debt outstanding as of March 31, 1997. Management expects that cash on hand and internally generated funds will provide sufficient capital resources to finance the Company's operations and meet interest requirements on the Senior Notes, both in respect of the short term as well as during the long term. However, there can be no guarantee that the Company will generate funds sufficient to meet these needs or that it will have access to bank financing to meet any shortfall. Because the Company does not currently have a revolving credit facility, if such a shortfall occurs, alternative sources of financing would be necessary in order for the Company to meet its liquidity requirements.

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


                              J.B. WILLIAMS HOLDINGS, INC.




Date: MAY 12, 1997            /s/ KEVIN C. HARTNETT
                              --------------------------------------------
                              Name:  Kevin C. Hartnett
                              Title:  Vice President and Chief Financial
                                      Officer