Form 10-Q
period 1997-06-29
WILLIAMS J B HOLDINGS INC
filed 1997-08-14
CIK 929651

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                              ----------

                              FORM 10-Q


[  ]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997

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

     Yes       No   X
        ----     ----

Number of shares of the issuer's Common Stock, par value $0.01, outstanding as
of July 31, 1997:   9,000

                       J.B. Williams Holdings, Inc.

                              I N D E X


                                                                         Page

Part I  - FINANCIAL INFORMATION

          Item 1: Financial Statements (Unaudited):

                  Condensed Consolidated Statements of                     3
                  Operations for the Three Months and Six
                  Months Ended June 30, 1997 and June 30, 1996

                  Condensed Consolidated Balance Sheets at                 4
                  June 30, 1997 and December 31, 1996

                  Condensed Consolidated Statements of Cash                5
                  Flows for the Six Months Ended June 30,
                  1997 and June 30, 1996

                  Notes to Condensed Consolidated Financial                6
                  Statements


          Item 2: Management's Discussion and Analysis of                  8
                  Financial Condition and Results of Operations


Part II - OTHER INFORMATION

          Item 6: Exhibits and Reports on Form 8-K                        12

          Signature                                                       13

                      J.B. Williams Holdings, Inc.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                              Unaudited
                            (In Thousands)

                                       THREE MONTHS            SIX MONTHS
                                      ENDED JUNE 30,          ENDED JUNE 30,
                                     1997        1996        1997        1996
                                    ------      ------      ------      ------
Net sales                          $11,739      $9,843     $23,513     $19,195

Cost of sales                        3,467       3,048       7,036       5,571

Gross margin                         8,272       6,795      16,477      13,624
Distribution and cash discounts        973         787       2,006       1,550
Advertising and promotion            2,633       1,107       5,687       3,419
Selling, general and
  administrative expenses            2,047       1,759       4,155       3,344
Depreciation and amortization        1,061       1,142       2,181       2,275
                                    ------      ------      ------      ------
Operating income                     1,558       2,000       2,448       3,036
Other Income                           ---         ---         750         ---
Interest expense-net                (1,216)     (1,327)     (2,435)     (2,691)
                                    ------      ------      ------      ------
Income before income taxes             342         673         763         345

Income tax provision                   134         275         298         141
                                    ------      ------      ------      ------

Net income                         $   208     $   398     $   465     $   204
                                    ======      ======      ======      ======


     See Notes to Condensed Consolidated Financial Statements

                     J.B. Williams Holdings, Inc.
                CONDENSED CONSOLIDATED BALANCE SHEETS

                              Unaudited
                            (In Thousands)

                                        AT JUNE 30, 1997  AT DECEMBER 31, 1996

ASSETS
Current Assets:
  Cash and cash equivalents                   $22,054           $21,201
  Accounts receivable, net                      5,561             8,054
  Inventories                                   4,620             3,235
  Other current assets                            915               570
                                              -------           -------
        Total Current Assets                   33,150            33,060

Property and Equipment, Net                       887               929

Intangible Assets, Net                         37,382            39,222

Other Assets                                    3,509             3,584
                                              -------           -------
TOTAL ASSETS                                  $74,928           $76,795


LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Accounts payable                             $2,296            $3,579
  Accrued expenses                              5,307             6,356
                                              -------           -------
    Total Current Liabilities                   7,603             9,935
                                              -------           -------
Long Term Debt                                 50,345            50,345
                                              -------           -------
Shareholder's Equity:
  Common stock and paid-in capital              9,600             9,600
  Retained earnings                             7,380             6,915
                                              -------           -------
    Total Shareholder's Equity                 16,980            16,515
                                              -------           -------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY    $74,928           $76,795
                                              =======           =======

      See Notes to Condensed Consolidated Financial Statements

                     J.B. Williams Holdings, Inc.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Unaudited
                           (In Thousands)

                                                 SIX MONTHS ENDED JUNE 30,

                                                     1997        1996

OPERATING ACTIVITIES:
  Net income                                      $   465       $   204
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Amortization of intangibles and debt
        issuance costs                              1,983         2,105
      Depreciation and amortization of
        property and equipment                        198           170
      Changes in operating assets and liabilities:
        Accounts receivable                         2,493         2,819
        Inventories                                (1,385)         (548)
        Other current assets                         (345)         (260)
        Accounts payable                           (1,283)         (930)
        Accrued expenses                           (1,049)       (1,935)
        Other assets                                  (68)           68
                                                   -------       -------
      Net Cash Provided By Operating Activities     1,009         1,693
                                                   -------       -------
INVESTING ACTIVITIES:
  Purchases of property and equipment                (156)         (399)
                                                   -------       -------
      Net Cash Used in Investing Activities          (156)         (399)
                                                   -------       -------

FINANCING ACTIVITIES:
  Repurchase of Senior Notes                          ---        (4,655)
                                                   -------       -------
      Net Cash Used in Financing Activities           ---        (4,655)
                                                   -------       -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      853        (3,361)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     21,201        19,478
                                                   -------       -------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $22,054       $16,117
                                                   =======       =======

SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid                                  $424          $779
  Interest paid                                    $3,021        $3,380

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

      The accompanying unaudited condensed consolidated financial statements as of June 30, 1997 and for the three month and six month periods ended June 30, 1997 and 1996 have been prepared in accordance with the instructions to Form 10-Q. All adjustments which, in the opinion of the management of the Company, are necessary for a fair presentation of the condensed consolidated financial statements for the three month and six month periods ended June 30, 1997 and 1996 have been reflected. All such adjustments are of a normal recurring nature. The June 30, 1997 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K.

      The results of operations for the period ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 1997

The following table sets forth certain operating data for the three months ended June 30, 1997 and 1996.

                                                           THREE MONTHS ENDED JUNE 30,
                                                                   (In Thousands)
                                     PERSONAL CARE PRODUCTS      ORAL CARE PRODUCTS     TOTAL COMPANY
                                     ----------------------      ------------------     -------------
                                        1997       1996           1997      1996        1997      1996
                                        ----       ----           ----      ----        ----      ----
Net Sales                             $8,092     $6,504         $3,647    $3,339     $11,739    $9,843
Cost of Goods Sold                     2,077      1,695          1,390     1,353       3,467     3,048
                                      ------     ------         ------    ------     -------    ------
Gross Margin                           6,015      4,809          2,257     1,986       8,272     6,795
Distribution and Cash Discounts          540        424            433       363         973       787
Advertising and Promotion              2,146        678            487       429       2,633     1,107
                                      ------     ------         ------    ------     -------    ------
Brand Contribution                    $3,329     $3,707         $1,337    $1,194       4,666     4,901
                                      ======     ======         ======    ======
Selling, General and Admin. Exp.                                                       2,047     1,759
                                                                                     -------    ------
Depreciation and Amortization                                                          1,061     1,142
Operating Income                                                                       1,558     2,000
Interest Expense, Net                                                                  1,216     1,327
                                                                                     -------    ------
Income Before Income Taxes                                                               342       673
Income Tax Provision                                                                     134       275
                                                                                     -------    ------
Net Income                                                                             $ 208     $ 398
                                                                                     =======    ======


For the three month period ended June 30,1997, net sales increased 19.3% to $11,739,000 from $9,843,000 for the same period in 1996. Volumes, with the exception of Cepacol mouthwash, are up versus 1996 across all brands. Aqua Velva is leading the way fueled by strong shares on existing products and incremental sales associated with the introduction of a new line of deodorants and anti-perspirants.

For the three month period ended June 30, 1997, cost of goods sold increased 13.7% to $3,467,000 from $3,048,000 for the same period in 1996. This increase is primarily related to the higher sales volumes.

For the three month period ended June 30,1997, distribution expenses and cash discounts increased 23.6% to $973,000 from $787,000 for the same period in 1996. This increase is primarily associated with the increased sales volumes and the costs related to the consolidation of the Company's distribution operations.

For the three month period ended June 30, 1997, advertising and promotion expenses increased 137.9% to $2,633,000 from $1,107,000 for the same period in 1996. This increase is primarily due to higher levels of marketing support behind the continued introduction of new Aqua Velva items.

For the three month period ended June 30, 1997, selling, general, and administrative expenses increased 16.4% to $2,047,000 from $1,759,000 for the same period in 1996. This increase is related to a combination of increased staffing and higher broker commission payments related to the increased sales.

For the three month period ended June 30, 1997, depreciation and amortization of $1,061,000 was down slightly versus $1,142,000 for the same period in 1996.

For the three month period ended June 30, 1997, interest expense, net of interest income, decreased 8.4% to $1,216,000 from $1,327,000 for the same
period in 1996.   This reduction is primarily due to lower interest expense
related to a reduction in the outstanding principal amount of the Senior Notes as a result of the repurchase by the Company of $4,655,000 in outstanding principal amount during 1996.

For the three month period ended June 30, 1997, income taxes were $134,000 versus $275,000 for the same period in 1996. The effective tax rate was 39% for the 1997 interim period and 41% for the same period in 1996.

Results of Operations for the Six Month Period Ended June 30, 1997

The following table sets forth certain operating data for the six months ended June 30, 1997 and 1996.

                                                           SIX MONTHS ENDED JUNE 30,
                                                                   (In Thousands)
                                     PERSONAL CARE PRODUCTS      ORAL CARE PRODUCTS     TOTAL COMPANY
                                     ----------------------      ------------------     -------------
                                        1997       1996           1997      1996        1997      1996
                                        ----       ----           ----      ----        ----      ----
Net Sales                             $15,064    $12,260        $8,449    $6,935     $23,513    $19,195
Cost of Goods Sold                      3,961      3,046         3,075     2,525       7,036      5,571
                                      ------     ------         ------    ------     -------    ------
Gross Margin                           11,103      9,214         5,374     4,410      16,477     13,624
Distribution and Cash Discounts         1,062        816           944       734       2,006      1,550
Advertising and Promotion               4,033      1,894         1,654     1,525       5,687      3,419
                                      ------     ------         ------    ------     -------    ------
Brand Contribution                     $6,008     $6,504        $2,776    $2,151       8,784      8,655
                                      ======     ======         ======    ======
Selling, General and Admin. Exp.                                                       4,155      3,344
Depreciation and Amortization                                                          2,181      2,275
                                                                                     -------    ------
Operating Income                                                                       2,448      3,036
Other Income                                                                             750        ---
Interest Expense, Net                                                                 (2,435)    (2,691)
                                                                                     -------    ------
Income Before Income Taxes                                                               763        345
Income Tax Provision                                                                     298        141
                                                                                     -------    ------
Net Income                                                                             $ 465      $ 204
                                                                                     =======    ======


For the six month period ended June 30,1997, net sales increased 22.5% to $23,513,000 from $19,195,000 for the same period in 1996. Volumes are up versus 1996 across all brands. Aqua Velva is leading the way fueled by strong shares on existing products and incremental sales associated with the introduction of a new line of deodorants and anti-perspirants.

For the six month period ended June 30, 1997, cost of goods sold increased 26.3% to $7,036,000 from $5,571,000 for the same period in 1996. This increase is related to the higher sales volumes combined with slightly higher manufacturing costs caused by price increases from the Company's contract manufacturers and component suppliers.

For the six month period ended June 30,1997, distribution expenses and cash discounts increased 29.4% to $2,006,000 from $1,550,000 for the same period in 1996. This increase is associated with a combination of higher sales volumes and the costs related to the consolidation of the Company's distribution operations.

For the six month period ended June 30, 1997, advertising and promotion expenses increased 66.3% to $5,687,000 from $3,419,000 for the same period in 1996. This increase is primarily due to higher levels of marketing support behind the continued introduction of the new Aqua Velva items.

For the six month period ended June 30, 1997, selling, general, and administrative expenses increased by 24.3% to $4,155,000 from $3,344,000 for the same period in 1996. This increase is related to a combination of increased staffing and higher broker commission payments related to the increased sales.

For the six month period ended June 30, 1997, depreciation and amortization of $2,181,000 was down slightly versus $2,275,000 for the same period in 1996.

For the six month period ended June 30, 1997, other income of $750,000 was received as a result of a one-time payment that represented a break-up fee payable to the Company pursuant to the terms of a Letter of Intent entered into by the Company in connection with a potential transaction.

For the six month period ended June 30, 1997, interest expense, net of interest income decreased 9.5% to $2,435,000 from $2,691,000 for the same period in 1996. This reduction is primarily due to lower interest expense related to a reduction in the outstanding principal amount of the Senior Notes as a result of the repurchase by the Company of $4,655,000 in outstanding principal amount during 1996.

For the six month period ended June 30, 1997, income taxes were $298,000 versus $141,000 for the same period in 1996. The effective tax rate was 39% for the 1997 interim period and 41% for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The following chart summarizes the net funds provided and/or used in operating, financing and investing activities for the periods ended June 30, 1997 and 1996 (in thousands).

                                            SIX MONTHS ENDED JUNE 30,
                                            -------------------------
                                               1997         1996
                                               ----         ----
Net cash provided by operating activities     $1,009      $1,693
Net cash used in investing activities           (156)       (399)
Net cash used in financing activities            ---      (4,655)
Increase (Decrease) in cash and cash
  equivalents                                   $853     $(3,361)

The principal adjustments to reconcile net income of $465,000 for the period ended June 30, 1997 to net cash provided by operating activities of $1,009,000 are depreciation and amortization of $2,181,000, partially offset by a net increase in working capital requirements of $1,637,000. The working capital increase is primarily linked to higher inventories and generally lower levels of payables and accrued expenses.

Capital expenditures, which were $156,000 for the six months ended June
30, 1997, are generally not significant in the Company's business and the Company currently has no material commitments for future capital expenditures.

As a result of the Senior Notes, the Company had $50.3 million of total debt outstanding as of June 30, 1997. Management expects that cash on hand and internally generated funds will provide sufficient capital resources to finance the Company's operations and meet interest requirements on the Senior Notes, both in respect of the short term as well as during the long term. However, there can be no guarantee that the Company will generate funds sufficient to meet these needs or that it will have access to bank financing to meet any shortfall. Because the Company does not currently have a revolving credit facility, if such a shortfall occurs, alternative sources of financing would be necessary in order for the Company to meet its liquidity requirements.

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


                                  J.B. WILLIAMS HOLDINGS, INC.


Date: AUGUST 12, 1997            /S/ KEVIN C. HARTNETT
                                 -------------------------------------
                                 Name:  Kevin C. Hartnett
                                 Title: Vice President and
                                        Chief Financial Officer