Form 10-Q
period 1997-09-30
WILLIAMS J B HOLDINGS INC
filed 1997-11-14
CIK 929651

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                          _______________

                             FORM 10-Q


[  ]   QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

                           Yes     No   X
                              ----    ----

Number of shares of the issuer's Common Stock, par value $0.01, outstanding as
of October 30, 1997:   9,000

                     J.B. Williams Holdings, Inc.

                             I N D E X


                                                                        Page

Part I  - FINANCIAL INFORMATION

       Item 1: Financial Statements (Unaudited):

               Condensed Consolidated Statements of Operations           1
               for the Three Months and Nine Months Ended
               September 30, 1997 and September 30, 1996

               Condensed Consolidated Balance Sheets at                  2
               September 30, 1997 and December 31, 1996

               Condensed Consolidated Statements of Cash Flows           3
               for the Nine Months Ended September 30, 1997
               and September 30, 1996

               Notes to Condensed Consolidated Financial Statements      4


       Item 2: Management's Discussion and Analysis of Financial         6
               Condition and Results of Operations


Part II - OTHER INFORMATION

       Item 6: Exhibits and Reports on Form 8-K                         10


               Signature                                                11

                       J.B. Williams Holdings, Inc.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  Unaudited
                               (In Thousands)

                                     THREE MONTHS           NINE MONTHS
                                  ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                     1997     1996          1997      1996

Net sales                          $15,379  $12,756        $38,892  $31,951

Cost of sales                        5,747    3,933         12,783    9,504
                                    ------   ------         ------   ------

Gross margin                         9,632    8,823         26,109   22,447

Distribution and cash discounts      1,122      926          3,128    2,476
Advertising and promotion            3,134    2,218          8,821    5,637
Selling, general and
  administrative expenses            2,503    1,936          6,658    5,280
Depreciation and amortization        1,205    1,155          3,386    3,430
                                    ------   ------         ------   ------

Operating income                     1,668    2,588          4,116    5,624

Other Income                          ---      ---             750     ---
Interest expense-net                (1,289)  (1,276)       ( 3,724) ( 3,967)
                                    ------   ------         ------   ------

Income before income taxes             379    1,312          1,142    1,657

Income tax provision                   148      539            445      680
                                    ------   ------         ------   ------

Net income                         $   231  $   773        $   697  $   977
                                    ======   ======         ======   ======


           See Notes to Condensed Consolidated Financial Statements

                              J.B. WILLIAMS HOLDINGS, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                Unaudited
                             (In Thousands)



                                  AT SEPTEMBER 30,1997    AT DECEMBER 31, 1996

ASSETS
Current Assets:
    Cash and cash equivalents           $ 5,662                $21,201
    Accounts receivable, net              9,374                  8,054
    Inventories                          12,626                  3,235
    Other current assets                    979                    570
       Total Current Assets              28,641                 33,060

Property and Equipment, Net               1,002                    929

Intangible Assets, Net                   44,458                 39,222

Other Assets                              3,454                  3,584

TOTAL ASSETS                            $77,555                $76,795


LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
    Accounts payable                    $ 2,662                $ 3,579
    Accrued expenses                      7,336                  6,356
       Total Current Liabilities          9,998                  9,935

Long Term Debt                           50,345                 50,345

Shareholder's Equity:
    Common stock and paid-in capital      9,600                  9,600
    Retained earnings                     7,612                  6,915
    Total Shareholder's Equity           17,212                 16,515

TOTAL LIABILITIES AND
  SHAREHOLDER'S EQUITY                  $77,555                $76,795


           See Notes to Condensed Consolidated Financial Statements

                      J.B. Williams Holdings, Inc.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                Unaudited
                             (In Thousands)

                                             NINE MONTHS ENDED SEPTEMBER 30,

                                                   1997            1996

OPERATING ACTIVITIES:
 Net income                                        $697            $977
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Amortization of intangibles and debt
      issuance costs                              3,084           3,157
    Depreciation and amortization of property
      and equipment                                 302             272
    Changes in operating assets and liabilities:
      Accounts receivable                        (1,320)          1,684
      Inventories                                (1,230)           (157)
      Other current asset                          (409)           (472)
      Accounts payable                             (917)             60
      Accrued expenses                              980          (2,962)
      Other assets                                  (85)             68
Net Cash Provided by Operating Activities         1,102           2,627

INVESTING ACTIVITIES
 Acquisition of San Francisco Soap Business
 and related assets                            $(11,740)
 Acquisition of Viractin Business and
  related assets                                 (4,692)
 Purchase of property and equipment                (245)           (497)
Net Cash Used In Investing Activities           (16,641)           (497)


FINANCING ACTIVITIES - Repurchase
  of Senior Notes                                  ---           (4,655)


Decreases in Cash and Cash Equivalents          (15,539)         (2,525)
Cash and cash equivalents, beginning of year     21,201          19,478
Cash and Cash Equivalents, End of Period         $5,662         $16,953


SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                  $424            $855
Interest paid                                    $6,401          $6,401



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

    The accompanying unaudited condensed consolidated financial statements as of September 30, 1997 and for the three month and nine month periods ended September 30, 1997 and 1996 have been prepared in accordance with the instructions to Form 10-Q. All adjustments which, in the opinion of the management of the Company, are necessary for a fair presentation of the condensed consolidated financial statements for the three month and nine month periods ended September 30, 1997 and 1996 have been reflected. All such adjustments are of a normal recurring nature. The September 30, 1997 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K.

    The results of operations for the period ended September 30, 1997 are not necessarily indicative of the operating results for the full year.

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

5.  ACQUISITION OF VIRACTIN BUSINESS

    During August 1977, CEP Holdings, Inc., a wholly owned subsidiary of the Company, acquired from Virotex, Inc. the worldwide rights to the Viractin<reg-trade-mark> business, consisting of Viractin<reg-trade-mark> cream and gel treatments for cold sores and fever blisters. The purchase price for these assets, excluding $.2 million of purchased inventories, was $4.5 million.

6.  ACQUISITION OF SAN FRANCISCO SOAP COMPANY BUSINESS

    During August 1997 J. B. Williams Company, Inc., a wholly owned subsidiary of the Company, acquired from Avalon Natural Cosmetics, Inc. the worldwide rights to the San Francisco Soap Company<reg-trade-mark>, Body/Body<reg-trade-mark>, Bath & Body Sense<reg-trade-mark> and Spanish Bath<reg-trade-mark> lines of specialty bath products. The purchase price for these assets, excluding $5.7 million of purchased inventories, was $6.0 million.

7.  RECLASSIFICATIONS

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

During August 1997 the Company acquired two new brands. One brand, Viractin, is a cold sore and fever blister medication that was acquired from Virotex, Inc. a Houston, Texas based research and development company. This business will be managed as part of the Company's oral care products business. The second brand is a line of specialty bath products marketed primarily under the San Francisco Soap Company brand name. This product line was purchased from Avalon Natural Cosmetics, Inc. which is a manufacturer located in Petaluma, California. This business will be managed as part of Company's personal care products business.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997

The following table sets forth certain operating data for the three months ended September 30, 1997 and 1996.

                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                                  (In Thousands)
                                     PERSONAL CARE PRODUCTS           ORAL CARE PRODUCTS        TOTAL COMPANY
                                       1997          1996              1997       1996         1997        1996
NET SALES                            $9,577         $8,561           $5,802      $4,195       $15,379   $12,756
Cost of Goods Sold                    4,084          2,348            1,663       1,585         5,747     3,933
                                     ------         ------           ------      ------       -------   -------
GROSS MARGIN                          5,493          6,213            4,139       2,610         9,632     8,823
Distribution and Cash Discounts         632            528              490         398         1,122       926
Advertising and Promotion             1,844          1,308            1,290         910         3,134     2,218
                                     ------         ------           ------      ------       -------   -------
BRAND CONTRIBUTION                   $3,017         $4,377           $2,359      $1,302         5,376     5,679
Selling, General and Admin. Exp.     ======         ======           ======      ======         2,503     1,936
Depreciation and Amortization                                                                   1,205     1,155
                                                                                              -------   -------
OPERATING INCOME                                                                                1,668     2,588
Interest Expense, Net                                                                           1,289     1,276
                                                                                              -------   -------
INCOME BEFORE INCOME TAXES                                                                        379     1,312
Income Tax Provision                                                                              148       539
                                                                                              -------   -------
NET INCOME                                                                                    $   231     $ 773
                                                                                              =======   =======



                                      -6

For the three month period ended September 30, 1997, net sales increased 20.6% to $15,379,000 from $12,756,000 for the same period in 1996. Of this increase, $1,413,000 is related to sales of the newly acquired businesses and the balance reflects continued strong sales on all other products.

For the three month period ended September 30, 1997, cost of goods sold increased 46.1% to $5,747,000 from $3,933,000 the same period in 1996. This increase is primarily related to a combination of the increased sales volumes and higher manufacturing costs caused by price increases from the Company's contract manufacturers and component suppliers. Additionally there was a charge of $896,000 to cost of goods sold related to a write-up of the inventory purchased as part of the Viractin and San Francisco Soap acquisitions.

For the three month period ended September 30,1997, distribution expenses and cash discounts increased 21.1% to $1,122,000 from $926,000 for the same period in 1996. This increase is primarily due to the increased sales activity during this time period.

For the three month period ended September 30, 1997, advertising and promotion expenses increased 41.3% to $3,134,000 from $2,218,000 for the same period in 1996. Most of the change versus 1996 is related to increased levels of support on Aqua Velva and Cepacol as well as spending associated with the recently acquired San Francisco Soap and Viractin brands.

For the three month period ended September 30, 1997, selling, general, and administrative expenses increased 29.3% to $2,503,000 from $1,936,000 for the same period in 1996. Most of this increase is due to expenses associated with increased staffing and outside professional services related to the new businesses as well as increased broker commissions resulting from the increase in net sales.

For the three month period ended September 30, 1997, depreciation and amortization increased slightly to $1,205,000 from $1,155,000 for the same period in 1996. This increase is related to increased expenses associated with the recent acquisitions.

For the three month period ended September 30, 1997, interest expense, net of interest income, increased 1.0% to $1,289,000 from $1,276,000 for the same
period in 1996.   This increase is primarily due to lower interest income as a result of the expenditure of cash in connection with the acquisition of the San Francisco Soap and Viractin businesses.

For the three month period ended September 30, 1997, income taxes were $148,000 as compared to $539,000 for the same period in 1996. The effective tax rate was 39% for the 1997 interim period and 41% for the same period in 1996.


                                      -7

Results of Operations for the Nine Month Period Ended September 30, 1997

The following table sets forth certain operating data for the nine months ended September 30, 1997 and 1996.

                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                 (In Thousands)
                                     PERSONAL CARE PRODUCTS           ORAL CARE PRODUCTS        TOTAL COMPANY
                                       1997          1996              1997       1996         1997        1996
NET SALES                            $24,641        $20,821          $14,251     $11,130      $38,892   $31,951
Cost of Goods Sold                     8,045          5,394            4,738       4,110       12,783     9,504
                                      ------         ------           ------      ------       -------   -------
GROSS MARGIN                          16,596         15,427            9,513       7,020       26,109    22,447
Distribution and Cash Discounts        1,694          1,344            1,434       1,132        3,128     2,476
Advertising and Promotion              5,877          3,202            2,944       2,435        8,821     5,637
                                      ------         ------           ------      ------       -------   -------
BRAND CONTRIBUTION                   $ 9,025        $10,881          $ 5,135     $ 3,453       14,160    14,334
                                      ======         ======           ======      ======       =======   =======
Selling, General and Admin. Exp.                                                                6,658     5,280
Depreciation and Amortization                                                                   3,386     3,430
                                                                                               -------   -------
OPERATING INCOME                                                                                4,116     5,624
Other Income                                                                                      750      ---
Interest Expense, Net                                                                          (3,724)   (3,967)
                                                                                               -------   -------
INCOME BEFORE INCOME TAXES                                                                      1,142     1,657
Income Tax Provision                                                                              445       680
                                                                                               -------   -------
Net Income                                                                                    $   697   $   977
                                                                                               =======   =======


For the nine month period ended September 30, 1997, net sales increased 21.7%
to $38,892,000 from $31,951,000 for the same period in 1996.   This increase
is a result of the newly acquired businesses ($1,414,000) and the continued strong performance of the Company's original brands ($5,527,000). All of the Company's original brands reflect sales increases as compared to 1996.

For the nine month period ended September 30, 1997, cost of goods sold increased 34.5% to $12,783,000 from $9,504,000 for the same period in 1996. This increase is primarily related to the higher sales volumes combined with higher manufacturing costs caused by price increases from the Company's
contract manufacturers and component suppliers.   Additionally there was a
charge of $896,000 to cost of goods sold related to a write-up of the inventory purchased as part of the Viractin and San Francisco Soap acquisitions.

For the nine month period ended September 30,1997, distribution expenses and cash discounts increased 26.3% to $3,128,000 from $2,476,000 for the same period in 1996. This increase is associated with a combination of higher sales volumes and the expenses related to a consolidation of the Company's distribution operations.

For the nine month period ended September 30, 1997, advertising and promotion expenses increased 56.5% to $8,821,000 from $5,637,000 for the same period in 1996. This reflects higher levels of marketing support on both the personal care and oral care businesses well as the promotional spending associated with the newly acquired businesses.

For the nine month period ended September 30, 1997, selling, general, and administrative expenses increased by 26.1% to $6,658,000 from $5,280,000 for the same period in 1996. This increase is


                                      -8
primarily related to increased levels of staffing and associated expenses and higher broker commission payments resulting from the increased sales levels.

For the nine month period ended September 30, 1997, depreciation and amortization decreased slightly by 1.3% to $3,386,000 from $3,430,000 for the same period in 1996.

For the nine month period ended September 30, 1997, interest expense, net of interest income, decreased 6.1% to $3,724,000 from $3,967,000 for the same
period in 1996.   This reduction is primarily due to lower interest expense as a result of the reduction in the outstanding principal amount of the Senior Notes as a result of the repurchase by the Company of $4,655,000 in outstanding principal amount. See "Liquidity and Capital Resources."

For the nine month period ended September 30, 1997, income taxes were $445,000 versus $680,000 for the same period in 1996. The effective tax rate was 41% for 1997 and 39% for the 1996 interim period.


LIQUIDITY AND CAPITAL RESOURCES

The following chart summarizes the net funds provided and/or used in operating, financing and investing activities for the periods ended September 30, 1997 and 1996 (in thousands).

                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                    1997          1996
Net cash provided by operating activities          $1,102        $2,627
Net cash used in investing activities             (16,641)         (497)
Net cash used in financing activities                ---         (4,655)
Decrease in cash and cash equivalents            $(15,539)      $(2,525)

The principal adjustments to reconcile net income of $697,000 for the nine month period ended September 30, 1997 to net cash used in operating activities of $1,102,000 are depreciation and amortization of $3,386,000, offset by a net increase in working capital requirements of $2,981,000. The working capital increase is primarily due to higher levels of accounts receivables and inventories.

Cash used in investing activities for the nine months period ending September 30, 1997 consists of $16.4 million in payments made by the Company as part of the acquisition of the San Francisco Soap Company ($11.7 million) and Viractin
brands ($4.7 million).   Capital expenditures, which were $.2 million for the
nine months ended September 30, 1997, are generally not significant in the Company's business and the Company currently has no material commitments for future capital expenditures.

As a result of the Senior Notes, the Company had $50.3 million of total debt outstanding as of September 30, 1996. Management expects that cash on hand and internally generated funds will provide sufficient capital resources to finance the Company's operations and meet interest requirements on the Senior Notes, both in respect of the short term as well as during the long term. However, as a result of the cash expenditures made in connection with the Company's acquisition of the San Francisco Soap and Viractin businesses, cash and cash equivalents decreased from $21,201,000 on December 31, 1996, to

$5,662,000 on September 30, 1997. Since there can be no guarantee that the Company will generate internal funds sufficient to finance its operations and debt requirements, the Company has arranged for a secured line of credit with the Bank of New York through August 31, 1998 to provide funds, should they be required, in order for the Company to meet its liquidity requirements. The line of credit is in the maximum amount of $5,000,000, with the amount available being subject to reduction based on certain criteria relative to the Company's accounts receivable and inventory.

                      PART II - OTHER INFORMATION


   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:
             - Exhibit 27 - Financial Data Schedule

             - Exhibit 10 - Secured Credit Line dated August 29, 1997, between
                            J.B. Williams Company, Inc. and Bank of New York, N.A., together with Master Promissory Note.

         (b) Reports on Form 8-K
             - The Company filed a report on Form 8-K on November 4, 1997, covering the acquisition by the Company of the San Francisco Soap Company business. No financial statements were required to be included in this report

                              SIGNATURES




   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 J.B. WILLIAMS HOLDINGS, INC.




   Date: NOVEMBER 12, 1997        /S/ KEVIN C. HARTNETT
                                  --------------------------------------
                                 Name:  Kevin C. Hartnett
                                 Title: Vice President and Chief
                                        Financial Officer