Form 10-K
period 1997-12-31
WILLIAMS J B HOLDINGS INC
filed 1998-03-31
CIK 929651

F O R M 10 - K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the Fiscal Year Ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the transition period from                      to
                                 --------------------    --------------------
                       Commission file number:  33-8373
                                              ------------
                          J.B. WILLIAMS HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                06-1387159
  -----------------------------           -------------------------------
  (State or other jurisdiction            (I.R.S. Employer Identification
  of incorporation or organization)       Number)


                           65 Harristown Road
                           Glen Rock, New Jersey          07452
               ---------------------------------------- ----------
               (Address of principal executive offices) (Zip Code)

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

       Yes            No  X
          -----         -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 27, 1997: $0.00

Number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding as of March 27, 1998: 9,000

                                     PART I


Item 1.  Business

J.B. Williams Holdings, Inc. (the "Company" or the "Registrant"), was incorporated in 1993 to create a holding company for J.B. Williams Company, Inc. ("J.B. Williams"), and for its other subsidiaries (collectively, the "Subsidiaries"). The Company, through its Subsidiaries, distributes and sells personal and health care products in the United States, Canada and Puerto Rico. During August 1997, the Company added to its personal care products business with the acquisition of the San Francisco Soap Company [Trademark] brand from Avalon Natural Cosmetics, Inc. It also added to its health care products business with the August, 1997 acquisition of the Viractin[Registered Trademark] brand from Virotex Corp. and the October, 1997 acquisition of the Cepacol [Registered Trademark] business in Canada from Hoechst Marion Roussel Canada, Inc., and the July 1997 agreement with Summa Rx Laboratories, Inc. for the purchase of certain rights to sell zinc dietary supplements under the name Cepacol ColdCare.

The Company and its subsidiaries are engaged primarily in the marketing, sale and distribution of personal and health care products to the mass market. The Company's personal care products are Aqua Velva [Registered Trademark] men's grooming products, Brylcreem [Registered Trademark] hair care preparations, Lectric Shave [Registered Trademark] pre-shave, Williams [Registered Trademark] Mug Shaving Soap and San Francisco Soap Company [Trademark] specialty bath items. The Company's health care products are Cepacol [Registered Trademark] mouthwash, Cepacol [Registered Trademark] sore throat products, Cepacol [Registered Trademark] ColdCare [Trademark] zinc dietary supplements and Cepacol [Registered Trademark] Viractin [Registered Trademark] cold sore and fever blister medication. The Company's products are distributed through a network of approximately 50 independent brokers, covering all fifty states. The Company's brokers are compensated for their services by the Company on a commission basis, and either the Company or the independent broker may terminate their relationship upon 30 days' notice.

The primary market for the Company's products is the general public throughout the United States, Canada and Puerto Rico. The products are distributed through retail accounts, with the Company's largest account, Wal*Mart, accounting for 18% of the Company's U.S. net sales in 1997. Wal*Mart makes its purchasing decisions on a centralized basis. Although the Company believes its relationship with Wal*Mart to be very good, should Wal*Mart significantly reduce its volume of purchases from the Company, cash flow and net income would be adversely affected and replacing such sales would be difficult.

The Company does not have formal arrangements for the purchase and sale of its products with its major customers, except for pricing arrangements pursuant to which the Company has set predetermined prices for its products. The Company's net sales fluctuate from month to month due to the timing of purchases as well as to price discounts offered to certain of the Company's customers. Historically, the Company's net sales have not demonstrated significant seasonal variation, however sales in 1997 were strongly impacted by shipments during the September/December holiday period of San Francisco Soap Company gift set products and during the September/December cough and cold period of the Cepacol health care products.

The Company's products are sold in highly competitive markets, with the Company's principal competitors being Procter & Gamble (personal care products and health care products), Colgate-Palmolive Company (personal care products), SmithKline Beecham Consumer Healthcare (health care products) and Warner-Lambert Co. (health care products). Many of the Company's major competitors are significantly larger than the Company in terms of sales force, sales volume, product selection and product support resources. These competitors also have significantly greater access to capital, marketing and advertising resources than the Company. In addition, the leverage that some of these competitors derive from the significance of their other products with key retailers may allow their competing products to obtain shelf space at the expense of the Company's products.

Management believes that, although the industry is highly competitive, competition among brand name products has traditionally been based on factors other than price, such as brand recognition, consumer loyalty, retail distribution and product features.

All of the Company's products are manufactured by outside third parties. Management believes that there are many third party contract manufacturers who could readily manufacture the Company's products on comparable terms. Raw materials used in the Company's products are readily available from a number of sources.

The health care products business and certain elements of the personal care products business are subject to regulation by the Federal Food and Drug Administration, the Bureau of Alcohol, Tobacco and Firearms and the Health Protection Branch-Canada, as are other manufacturers of similar products, as well as regulations relating to marketing and content (including alcohol content), labeling and packaging of consumer products.

The Company's  trademarks "Aqua Velva  [Registered  Trademark]",  "Lectric Shave
[Registered  Trademark]",  "Brylcreem  [Registered  Trademark]",  "Williams  Mug
Shaving Soap [Registered Trademark]", "Cepacol [Registered Trademark]" and "Viractin [Registered Trademark]" have been registered with the United States Patent and Trademark Office and under the Canadian Trademark Act. The Company considers these trademarks to be the most important assets of the business.

As of December 31, 1997, the Company had 45 employees, all of which are non-union. The Company considers its relationship with its employees to be good.


Item 2.  Properties

The Company maintains its executive offices in Glen Rock, New Jersey, in leased office space of approximately 12,000 square feet. The lease on the property expires in July, 2001. The Company also uses public warehouse and distribution facilities in Plainfield, Indiana, Sparks, Nevada and Honolulu, Hawaii.


Item 3.  Legal Proceedings

Neither the Company nor any of its subsidiaries is party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 1997.


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


Item 6.  Selected Financial Data (In Thousands)

The financial and operating data set forth on the following page as of December 31, 1997, 1996, 1995, 1994 and 1993 and for the years ended December 31, 1997,
December 31, 1996, December 31, 1995, December 31, 1994 and the period December 3, 1992, the date of inception, through December 31, 1993, are derived from, and should be read in conjunction with the consolidated financial statements of the Company and related notes thereto.

In August 1997, the Company purchased certain assets associated with the Viractin and San Francisco Soap Company brands from Virotex Corp. and Avalon Natural Cosmetics, Inc., respectively. Additionally, in October 1997 the Company acquired certain assets associated with the Cepacol business in Canada from Hoechst Marion Roussel Canada, Inc. These acquisitions consisted primarily of the trademarks, patents, inventories, formulas, marketing materials and customer lists associated with each of these businesses. Each of these businesses did not comprise a separate business unit of the prior owner. Accordingly, other than net sales, there is no financial or operating data available for these businesses.

The purchase price for the Viractin business was approximately $4,692,000 of which $550,000 was allocated to the fair value of the tangible assets acquired and $4,142,000 was allocated to intangibles. The purchase price for the San Francisco Soap Company business was approximately $11,704,000 of which $7,740,000 was allocated to the fair value of tangible assets acquired and $3,964,000 was allocated to intangibles. (In both of these transactions there are additional contingent payments tied to annual net sales during the five year period following each respective closing date.) The purchase price for the Cepacol (Canada) business was approximately $1,490,000, all of which was allocated to intangibles.

The acquisitions were accounted for by the purchase method. Net sales for the year ended December 31, 1997 were approximately $650,000 for the Viractin business, $7,900,000 for the San Francisco Soap Company business and $200,000 for the Cepacol (Canada) business. Had these acquisitions been made as of January 1,

1997 net sales would have increased by approximately $2,300,000 due to the Viractin business, approximately $14,900,000 due to the San Francisco Soap Company business and approximately $1,600,000 due to the Cepacol (Canada) business.

Additionally, there is only limited financial and operating data presented with respect to the Cepacol health care products for the fiscal year ended December 31, 1993, and the period from January 1, 1994 through February 19, 1994, because during such periods the Cepacol health care products were owned and operated as part of the consumer brand business of SmithKline Beecham Consumer Healthcare, Inc. ("SKB"), and not as a separate business unit.

Selected Financial Data
(In Thousands)

                                                  Health Care Products                    J.B. Williams Holdings, Inc.
                                      ---------------------------------------------      -----------------------------
                                         Fiscal Year                 January 1,
                                            Ended                      Through                 Fiscal Years Ended
                                         December 31,                February 19                   December 31,
                                      -------------------      --------------------      -----------------------------
                                        1993       1994         1993(1)      1994          1995       1996      1997
                                      --------    -------      -------      -------      --------    -------   -------

Income Statement Data:
Net Sales .........................   $ 18,345    $ 2,454      $28,380      $44,060      $ 46,899    $48,283   $63,868
Cost of Goods Sold ................      5,732        879        8,269(2)    13,605(2)     13,111     14,206    23,555(2)
                                      --------    -------      -------      -------      --------    -------   -------
Gross Profits .....................     12,613      1,575       20,111       30,455        33,788     34,077    40,313
Advertising .......................      2,149        629        1,825        2,436         3,241      4,134
Promotion .........................      3,452        386        2,290        5,994         6,740      7,412    10,555
Distribution and Cash Discounts ...      1,119        114        1,788        4,202         4,273      3,683     5,100
                                      --------    -------      -------      -------      --------    -------   -------
Brand Contribution ................   $  5,893    $ 1,075      $15,404      $18,434      $ 20,339    $19,741   $20,524
                                      ========    =======      =======      =======      ========    =======   =======
Selling, General and Administrative
Expenses ..........................                              5,780        6,096         7,060      7,452    10,248
Depreciation and Amortization .....                              3,478        4,250         4,543      4,580     4,887
Other Income ......................                                 --           --            --         --      (750)
Interest Expense, Net .............                              2,543        5,578         5,685      5,231     5,200
                                                               -------      -------      --------    -------   -------
Income Before Income Taxes ........                              3,603        2,510         3,051      2,478       939
Provision for Income Taxes ........                              1,485          976         1,251      1,015       366
                                                               -------      -------      --------    -------   -------
Net Income ........................                           $  2,118      $ 1,534       $ 1,800    $ 1,463  $    573
                                                               =======      =======      ========    =======   =======


Balance Sheet Data:
Cash ..............................   $  4,961    $14,072      $19,478      $21,201      $  7,375
Working Capital (Deficiency) ......     (4,599)    17,202       22,925       23,555        18,404
Intangible Assets, Net ............     37,176     47,128       43,145       39,222        45,692
Total Assets ......................     49,343     76,625       78,198       76,795        81,471
Total Debt ........................     37,000     55,000       55,000       50,345        50,345
Shareholder's Equity ..............      7,718     13,252       15,052       16,515        17,088


                          (footnotes on following page)

                        Notes to Selected Financial Data

--------------------------------

(1) The fiscal year ended December 31, 1993 includes the period from December 3, 1992, the date of inception. The Company's operations began January 1, 1993 and, as such, no sales activity or operating expenses were incurred prior to January 1, 1993.

(2) Includes an inventory purchase accounting adjustment associated with the acquisition of the personal care products business which increased cost of goods sold by $1.7 million in 1993, an inventory purchase accounting adjustment associated with the acquisition of the health care products business which increased cost of goods sold by $1.3 million for 1994, and an inventory purchase accounting adjustment associated with the acquisitions of the Viractin and San Francisco Soap Company businesses which increased cost of goods sold by $2.2 million for 1997.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements included elsewhere in this report.

General

J.B.  Williams  Holdings,  Inc.  (the  "Company"),   through  its  subsidiaries,
distributes and sells personal care and health care products in the United States, Canada and Puerto Rico.

On March 16, 1994, the Company offered and sold $55,000,000 12% Senior Notes due 2004 pursuant to an indenture of even date (the "Senior Notes"). The Company applied a portion of such net proceeds to the repayment in full of approximately $33 million of indebtedness to SmithKline Beecham Corporation ("SKB") incurred in connection with the 1993 acquisition of the men's personal care products business. The Company also used approximately $16.3 million of such net proceeds, together with a $2 million cash equity contribution by its sole shareholder, to pay the purchase price for the 1994 acquisition of the Cepacol health care products business. The Senior Notes originally carried a 12 1/2% interest rate, which was permanently reduced to 12% on December 1, 1994, as a result of the consummation of an Exchange Offer by the Company (the "Exchange Offer").

The operations of the Company began on January 1, 1993, following the acquisition of the men's personal care products business. During the nine-month period thereafter, management was retained and an independent broker network was established. During this period SKB conducted substantially all of the selling and administrative functions associated with operating the personal care products business on behalf of the Company pursuant to a Transitional Services Agreement between the Company and SKB. In a similar arrangement, SKB continued to provide certain selling and administrative functions for the two-month period following the February, 1994 acquisition of the health care products business. As a result, the financial data presented for these time periods may not reflect the costs and expenses that would have resulted if the business had been operated without the benefit of the services provided by SKB under the Transitional Services Agreement.

Results of Operations

The following table sets forth certain financial data for the Company for each of the three years ended December 31, 1995, 1996 and 1997.

                                             Fiscal Years Ended December 31,
                                     ------------------------------------------------
                                          1995             1996               1997
                                     -------------   --------------    --------------
                                                  (Dollars in thousands)
                                        (Percentages represent percent of net sales)

Net Sales .......................   $46,899   100%   $48,283   100%   $ 63,868     100%
Cost of Goods Sold ..............    13,111    28     14,206    29      23,555      37
                                    -------   ---    -------   ---    --------    ----

Gross Profit ....................   $33,788    72%   $34,077    71%   $ 40,313      63%
Advertising & Promotion .........     9,176    20     10,653    22      14,689      23
Distribution and Cash Discounts .     4,273     9      3,683     8       5,100       8
                                    -------   ---    -------   ---    --------    ----

Brand Contribution ..............   $20,339    43%   $19,741    41%   $ 20,524      32%

Selling, General & Administrative   $ 7,060    15      7,452    15      10,248      16
Depreciation & Amortization .....     4,543    10      4,580     9       4,887       8
Other Income ....................      --     --        --     --         (750)     (1)
Interest Expense, Net ...........     5,685    12      5,231    11       5,200       8
Provision for Income Taxes ......     1,251     3      1,015     2         366       1
                                    -------   ---    -------   ---    --------    ----

Net Income ......................   $ 1,800     4%   $ 1,463     3%   $    573       1%
                                    =======   ===    =======   ===    ========    ====


1997 Compared to 1996

Net sales increased 32.3% to $63.9 million in 1997 from $48.3 million in 1996. This increase is related to a combination of different factors. The Aqua Velva business reported a sales increase of 21% in 1997 versus 1996. This increase reflects a strong improvement in market share in the United States and the re-launch of the brand, including several new products, in Canada. The Cepacol business also reflected a strong 18% increase in sales in 1997 versus 1996. This improvement resulted from continued growth in both the lozenge and spray business combined with the introduction of the Cepacol sore throat formula for children. In addition to the strong performance on the base business, the Company also realized $9.4 million in additional revenues related to product lines acquired during 1997 - San Francisco Soap Company, Viractin, Cepacol (Canada) and Cepacol ColdCare. These product lines enabled the Company to diversify its product offering by moving into several new product categories - specialty bath products, cold sore and fever blister products and zinc dietary supplement lozenges.

Cost of goods sold increased 65.8% to $23.6 million in 1997 from $14.2 million in 1996. Cost of goods sold were adversely affected in 1997 by a $2.2 million charge relating to a purchase accounting adjustment to the value of the San Francisco Soap Company and Viractin products inventory purchased during 1997. Excluding this charge, cost of goods sold would have increased 50.4% to $21.4 million in 1997 from $14.2 million in 1996. This increase in cost of goods sold reflects a combination of the increased sales volumes, higher manufacturing costs caused by price increases from the Company's contract manufacturers and component suppliers as well as generally higher manufacturing costs related to the San Francisco Soap Company products, particularly the holiday gift items.

Distribution and cash discounts increased 38.5% to $5.1 million in 1997 from $3.7 million in 1996. This increase is primarily related to the increased sales volume along with certain one time expenses associated with warehouse transfers of the San Francisco Soap Company and Viractin inventory following the acquisition of these product lines.

Advertising and promotion expenses increased 37.9% to $14.7 million in 1997 from $10.7 million in 1996. Of this increase, $1.9 million is associated with marketing programs supporting the new businesses acquired during 1997. The balance, $2.1 million, is related to continued marketing investment behind the Aqua Velva and Cepacol businesses and introductory support for a new Total Hair Fitness(TM) line of shampoos and conditioners for men. This new line of products began shipping to the Company's customers during the second half of December 1997.

Selling, general and administrative expenses increased 37.5% to $10.2 million in 1997 from $7.5 million in 1996. This increase is primarily attributable to the increased staffing and related expenses associated with the acquisition of the San Francisco Soap Company and Viractin product lines. Total full time staffing as of December 31, 1997 was 45 versus 33 as of December 31, 1996.

Depreciation and amortization increased 6.7% to $4.9 million in 1997 from $4.6 million in 1996. All of this increase is associated with the amortization of intangible assets acquired as part of the San Francisco Soap Company, Cepacol (Canada) and Viractin acquisitions.

Other income of $.8 million was realized in 1997, representing the January 1997 receipt by the Company of a one time payment of a break-up fee pursuant to the terms of a Letter of Intent entered into by the Company in connection with a potential transaction.

Interest expense, net of interest income, remained essentially unchanged at $5.2 million for both 1997 and 1996.

Provision for income taxes was $.4 million in 1997 versus $1.0 million in 1996. The effective rate was 39% for 1997 and 41% for 1996.

As a result of the foregoing factors, net income for 1997 was $.6 million or 1% of net sales.

1996 Compared to 1995

Net sales increased 3.0% to $48.3 million in 1996 from $46.9 million in 1995. This increase is primarily attributable to the successful launch of a line of deodorants and anti-perspirants under the Aqua Velva brand during the second half of 1996, and strong 4th quarter shipments of the Cepacol cough/cold products.

Cost of goods sold increased 8.4% to $14.2 million in 1996 from $13.1 million in 1995. This increase reflects a combination of the increased sales volumes and higher manufacturing costs caused by price increases from the Company's contract manufacturers and component suppliers.

Distribution and cash discounts decreased 13.8% to $3.7 million in 1996 from $4.3 million in 1995. This decrease is primarily due to a more efficient use of the Company's distribution network related to the addition of a new distribution facility in the Midwest during the summer of 1996.

Advertising and promotion expenses increased 16.1% to $10.7 million in 1996 from $9.2 million in 1995. This increase is primarily due to the advertising and promotional campaign supporting the introduction of the new Aqua Velva products.

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


Liquidity and Capital Resources

The following chart summarizes the net funds provided and/or used in operating, financing and investing activities for the years ended December 31, 1997 and 1996 (in thousands).

                                                 Fiscal Years Ended December 31,
                                                 -------------------------------
                                                     1997                1996
                                                    ------              ------

Net cash provided by operating activities          $ 4,358              $6,881
Net cash used in investing activities              (18,184)               (503)
Net cash used in financing activities               --                  (4,655)
                                                   --------             -------
Increase/(decrease) in cash and cash equivalents  ($13,826)             $1,723
                                                   ========             =======


The principal adjustments to reconcile net income of $.6 million for 1997 to net cash provided by operating activities of $4.4 million are depreciation and amortization of $4.9 million partially offset by a net increase in working capital requirements of $1.1 million.

The principal adjustments to reconcile net income of $1.5 million for 1996 to net cash provided by operating activities of $6.9 million are depreciation and amortization of $4.6 million combined with a net decrease in working capital requirements of $1.1 million.

Net cash used in investing activities during 1997 consists of the following payments made in conjunction with these acquisitions made by the Company (in millions).

Brand                           Amount      Seller
-----                           ------      ------
Viractin                        $  4.7      Virotex Corporation
San Francisco Soap Company      $ 11.7      Avalon Natural Cosmetics, Inc.
Cepacol (Canada)                $  1.5      Hoechst Marion Roussel Canada, Inc.
                                ------
                                $ 17.9
                                ======

Capital expenditures, which were $.3 million in 1997 and $.5 million in 1996, are generally not significant in the Company's business. The Company currently has no material commitments for future capital expenditures except for approximately $.6 million that the Company has budgeted for the replacement of its financial operating system.

Management believes that inflation does not presently have a significant impact on the Company's results of operations.

As a result of the Senior Notes, the Company had $50.3 million of total debt outstanding at December 31, 1997. Management expects that cash on hand and internally generated funds will provide sufficient capital resources to finance the Company's operations and meet interest requirements on the Senior Notes, both in respect of the short term as well as during the long term. However, as a result of the cash expenditures made in connection with the Company's acquisition of the San Francisco Soap Company, Cepacol (Canada) and Viractin businesses, cash and cash equivalents decreased from $21,201,000 on December 31, 1996, to $7,375,000 on December 31, 1997. Since there can be no guarantee that the Company will generate internal funds sufficient to finance its operations and debt requirements, the Company has arranged for a secured line of credit with the Bank of New York through August 31, 1998 to provide funds, should they be required, in order for the Company to meet its liquidity requirements. The line of credit is in the maximum amount of $5,000,000, with the amount available being subject to reduction based on certain criteria relative to the Company's accounts receivable and inventory.

Year 2000 Compliance

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

The Company has identified all significant applications that will require modification to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and test Year 2000 Compliance. The modification process of all significant applications is underway. The Company plans on completing the testing and conversion process of all significant applications by December 31, 1998.

In addition, the Company will communicate with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

The total cost to the Company of these Year 2000 Compliance activities is estimated at approximately $.4 million, which amount is included in the $.6 million estimate for replacing the Company's financial operating system. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

Item 8.  Financial Statements and Supplementary Data

The Company's consolidated financial statements and the related Reports of Independent Auditors appear on pages F-2 to F-5. See Index to Financial Statements, page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The following tables list the directors and executive officers of the Company and J.B. Williams Company, Inc., the wholly owned subsidiary through which the Company's operations are conducted ("J.B. Williams").

J.B. Williams Holdings, Inc.
----------------------------

Name                          Age              Office(s) Held
----                          ---              --------------
Hendrik J. Hartong, Jr.       58               Director, Chairman

Richard T. Niner              58               Director, Vice President

Dario U. Margve               41               Director, President and CEO

Kevin C. Hartnett             47               Vice President Finance and
                                               Administration and Secretary

C. Alan MacDonald             65               Director

Carl G. Anderson, Jr.         53               Director

John T. Gray                  62               Director


J. B. Williams Company, Inc.
----------------------------

Hendrik J. Hartong, Jr.       58               Director, Chairman

Richard T. Niner              58               Director

Dario U. Margve               41               President and CEO

Kevin C. Hartnett             47               Vice President Finance and
                                               Administration and Secretary

Robert G. Sheasby             46               Vice President Marketing

Jeffrey L. Bower              46               Vice President Operations

D. John Dowers                38               Vice President Sales

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

Richard T. Niner - Mr. Niner has been a member of the Board of Directors of each of the Company and J.B. Williams since their organization and has served as Vice President of the Company since that date. Since 1984, Mr. Niner has been a General Partner of Brynwood Partners Limited Partnership and Brynwood Partners II L.P., investment management firms based in Greenwich, Connecticut. Mr. Niner is also a director of Air Express International Corporation, Arrow International, Inc., Case, Pomeroy & Company, Inc. and Hurco Companies, Inc. Mr. Niner graduated from the Harvard Graduate School of Business Administration in 1964, and Princeton University in 1961.

C. Alan MacDonald - Mr. MacDonald has been a member of the Company's Board of Directors since March, 1994. Mr. MacDonald is Managing Partner of Directorship, a full service board governance consulting firm. Prior to assuming this position, Mr. MacDonald was General Partner of The Marketing Partnership and associated with the Noel Group and Lincoln Snacks Co. Mr. MacDonald was formerly President and CEO of Nestle Foods Corp. in Purchase, New York, a position he held from 1983 to 1991. Prior to that he had been President of The Stouffer Frozen Foods Co. Mr. MacDonald is also director of Lord, Abbett & Co., manager of mutual funds, Fountainhead Water Company, a producer of bottled water, DenAmerica Corp., the largest franchisor of Denny's Restaurants, and Exigent Diagnostics. Mr. MacDonald graduated from Cornell University in 1955 with a B.S. in Hotel Administration.

Carl G. Anderson, Jr. - Mr. Anderson has been a member of the Company's Board of Directors since March, 1994. Mr. Anderson is President and CEO of ABC School Supply, Inc., a manufacturer and marketer of educational products based in Atlanta, Georgia. Prior to joining ABC School Supply in May, 1997, Mr. Anderson served as Vice President - General Manager of the Retail Consumer Products Division of James River Corporation since August, 1994. He was a marketing executive at Procter & Gamble from 1972 to 1984 and Vice President and General Manager at Nestle Foods Corporation in Purchase, New York from 1984 to 1992. Mr. Anderson is also a director of Arrow International, Inc. and ABC School Supply, Inc. Mr. Anderson graduated from Lehigh Graduate School of Business
Administration in 1972 and Lafayette College in 1967 and served as a First Lieutenant in the U.S. Army.

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

Dario U. Margve - Mr. Margve has been a member of the Board of Directors of the Company, and the President and CEO of the Company, and the President and CEO of J.B. Williams since March 9, 1995. Mr. Margve began his employment with J.B. Williams in May, 1993 as the Vice President Sales and served in this position until his election as President and CEO. Prior to joining the J.B. Williams, Mr. Margve was the Vice President Division Manager of the Stouffer Foods Division of Nestle Company, Inc., which company Mr. Margve joined in March, 1991. Mr. Margve previously held other positions with Nestle, including Regional Manager of the Nestle Foods Division, and was Vice President, Regional Manager of Wine World, Inc. Mr. Margve received a B.S. in Engineering from the United States Military Academy at West Point, New York, in 1978.

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

Robert G. Sheasby - Mr. Sheasby began his employment with J.B. Williams in October, 1993. Mr. Sheasby was a partner of and marketing consultant to Creative Options, a marketing, new products and communications consultant, from 1993 until he joined J.B. Williams, and Vice President of Marketing for Tulip/Polymerics, Inc. from 1991 to 1993. Mr. Sheasby was Vice President, Marketing for Cheesebrough-Pond's USA from 1989-1991. Mr. Sheasby also held various positions with Bristol-Myers Co. And Lever Brothers Co. He received his B.S. in Marketing and his B.S. in Advertising from Syracuse University in 1973.

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

Item 11.  Executive Compensation

                           Summary Compensation Table

The following table sets forth the compensation paid by the Company and J.B. Williams to their chief executive officer and each of the other most highly compensated executive officers of such companies whose total cash compensation exceeded $100,000 for the fiscal years ended December 31, 1997, 1996 and 1995. The dollar value of perquisites and other personal benefits for each of the named individuals was less than established reporting thresholds.

                                                                        Shares
                                                                        Underlying      All Other
                                              Annual Compensation       Options      Compensation(3)
                                         ---------------------------   ------------  -----------------
      Name and Principal Position        Year    Salary(1)  Bonus(2)
      ---------------------------        ----    ---------  --------

Dario U. Margve, President and CEO       1997   $210,000   $165,000        --        $6,300
of the Company and J.B. Williams Co.     1996    200,000    120,000        --         6,000
                                         1995    176,500     93,000       150         5,295

Kevin C. Hartnett, Vice President -      1997   $140,000   $120,000        --        $4,200
Finance and Administration of the        1996    128,000     77,000        --         3,840
Company and J.B. Williams Co.            1995    120,000     60,000        25         3,600

Robert G. Sheasby, Vice President -      1997   $152,000   $107,500        --        $4,560
Marketing of J.B. Williams Co.           1996    145,000     87,000        --         4,350
                                         1995    136,000     70,000        25         2,992

Jeffrey L. Bower, Vice President -       1997   $115,250   $ 82,500        50        $3,458
Operations of J.B. Williams Co.          1996    110,000     66,000        --         3,300
                                         1995    104,167     46,000        --         3,125

D. John Dowers, Vice President - Sales   1997   $155,000   $107,500        --        $4,650
of J.B. Williams Co.                     1996    148,000     89,000        --         4,440
                                         1995    143,000     36,000       150           715


--------------------------------

(1) Salary for 1995 for Mr. Dower represents his annualized salary; actual amount paid for 1995 was $83,417.

(2) Bonuses reflected for 1997 were paid in 1998, except that Mr. Margve was paid $15,000 of the amount in 1997, Mr. Hartnett was paid $20,000 of the amount in 1997 and Messrs. Bower, Dowers and Sheasby were each paid $7,500 of their respective amounts in 1997.

(3)  Represents contributions made by J.B. Williams pursuant to a 401(k) plan.

              Stock Option Grants For Year Ended December 31, 1997

The following table contains information concerning the grant of stock options under the Stock Option Plan to an executive officer of J.B. Williams as of the end of the last fiscal year who is named in the summary compensation table. Of this grant, 20% was exercisable immediately, with an additional 20% becoming exercisable on each subsequent anniversary of the date of grant.



                                     % of Total                                    Potential Realized Value
                       Number of       Options                                    at Assumed Annual Rates of
                       Securities    Granted to                                   Stock Price Appreciation
                       Underlying   Employees in                                       for Option Term
                        Options        Fiscal       Exercise or    Expiration    ----------------------------
                        Granted         Year        Base Price        Date            5%            10%
--------------------- ------------- -------------- -------------- -------------- ------------- --------------

Jeffrey L. Bower           50            100%        $1,651.50         9/01         $17,795         $38,323


                  Option Table For Year Ended December 31, 1997

The following table contains information concerning options outstanding at the end of the last fiscal year for the executive officers of J.B. Williams who are named in the summary compensation table. All options were issued pursuant to the Stock Option Plan which provides in general that each grant is exercisable immediately as to 20% of the grant, with an additional 20% becoming exercisable on each subsequent anniversary of the date of grant. No options were exercised by these executives in 1997.

Effective as of March 1, 1998, pursuant to action by the Board of Directors of the Company, the vesting of the options outstanding under the Stock Option Plan was accelerated for all optionees, so that all outstanding options are now fully exerciseable.

                     Number of Securities Underlying          Value of Unexercised In-The-Money
                  Unexercised Options at Fiscal Year End          Options at Fiscal Year End
                  --------------------------------------      ---------------------------------
Name                Exercisable          Unexercisable          Exercisable     Unexercisable
-----------------------------------------------------------------------------------------------
Dario U. Margve        290                    60                 $295,905          $46,110
Kevin C. Hartnett      165                    10                 $181,583          $ 7,685
D. John Dowers          90                    60                 $ 69,165          $46,110
Robert G. Sheasby      135                    40                 $111,464          $32,669
Jeffrey L. Bower        50                    50                 $ 37,734          $26,016


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

Board  of  Directors  Interlocks  And  Insider   Participation  in  Compensation
Decisions

Neither the Company nor J.B. Williams has a compensation committee. No compensation is paid to any executive officer of the Company. Decisions with respect to executive compensation for officers of J.B. Williams are made by the Board of Directors of J.B. Williams. None of the members of the Board of Directors of J.B. Williams received any compensation in 1997 or previously as an officer or employee of J.B. Williams.

Report of Board of Directors on Executive Compensation

The Board of Directors of J.B. Williams reviews and approves the annual compensation of J.B. Williams' executive officers, as well as the Company's policies and practices with respect to compensation of other management personnel.

Compensation of executive officers consists primarily of base salary and discretionary bonus awards. The base salary of executive officers is specified in their employment letters, summarized above. The base salary is subject to a merit review for possible increase at the end of each fiscal year during the executive's employment. The bonus awards are made at the sole discretion of the Board of Directors based primarily upon attaining planned performance objectives and partially upon subjective performance factors.

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

The base compensation of J.B. Williams' chief executive officer for 1997 was determined at the beginning of that year in light of all of the foregoing factors as applied to the CEO's performance in 1996. His bonus for 1997 was determined in 1998 in light of these same factors as applied to his performance in 1997.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of February 28, 1997, the beneficial security ownership, if any, of (a) any person who is known to the registrant to be the beneficial owner of more than five percent of the Company's voting securities, together with any such person's address, (b) the directors of the Company, (c) each of the executive officers named in the Summary Compensation Table, and (d) the directors and executive officers of the Company as a group.

                                                  Amount and Nature
                                                    of Beneficial     Percent of
Title of Class          Beneficial Owner            Ownership(1)        Class(2)
--------------------------------------------------------------------------------
Common Stock            Brynwood Partners II L.P.
                        Two Soundview Drive
                        Greenwich, CT 06830 (3)       9,000 shares          100%

Common Stock            Hendrik J. Hartong, Jr.       9,000 shares(4)       100%

Common Stock            Richard T. Niner              9,000 shares(5)       100%

Common Stock            Dario U. Margve                 290 shares(6)       3.1%

Common Stock            Kevin C. Hartnett               170 shares(6)       1.9%

Common Stock            Robert G. Sheasby               135 shares(6)       1.5%

Common Stock            D. John Dowers                   90 shares(6)       1.0%

Common Stock            Jeffrey L. Bower                 50 shares(6)       0.6%

Common Stock            All directors and
                        executive officers as
                        a group (10 persons)            735 shares(7)       7.6%

-----------------------------

(1) Effective as of March 1, 1998, pursuant to action by the Board of Directors of the Company, the vesting of the options outstanding under the Stock Option Plan was accelerated for all optionees, so that all outstanding options are now fully exerciseable.

(2) Securities as to which the named executive has the right to acquire beneficial ownership as of February 28, 1998 or within sixty days thereof are included for purposes of calculating the relative percentage of the class owned by such executive, and for purposes of calculating the relative percentage of the class owned by all directors and executive officers as a group, but are excluded for purposes of calculating the percentage of the class owned by any other person.

(3) All of the Company's issued and outstanding common stock is owned beneficially and of record by Brynwood Partners II L.P. ("Brynwood"). Pursuant to the terms of its Amended and Restated Agreement of Limited Partnership, Brynwood must be dissolved by December 31, 1998 (which date may be extended by up to three years) and all assets of the partnership (including the capital stock of the Company) must be distributed to the partners by such time (as it may be so extended).

(4) Consists of 9,000 shares owned by Brynwood Partners II L.P. Mr. Hartong is a general partner of Brynwood Management II L.P., which serves as general partner of Brynwood Partners II L.P. Together with Mr. Niner, Mr. Hartong has voting and investment power over these shares. Mr. Hartong's address is c/o Brynwood Partners, Two Soundview Drive, Greenwich, CT 06830.

(5) Consists of 9,000 shares owned by Brynwood Partners II L.P. Mr. Niner is a general partner of Brynwood Management II L.P., which serves as general partner of Brynwood Partners II L.P. Together with Mr. Hartong, Mr. Niner has voting and investment power over these shares. Mr. Niner's address is c/o Brynwood Partners, Two Soundview Drive, Greenwich, CT 06830.

(6) The shares reflected are shares covered by option as to which such person has the present right to acquire beneficial ownership as of February 28, 1998.

(7) Consists of 735 shares covered by option as to which such persons have the present right to acquire beneficial ownership or will have the right to acquire beneficial ownership within sixty days. Does not include for Mr. Hartong or Mr. Niner the 9,000 shares owned by Brynwood Partners II L.P. which is reflected as being beneficially owned by such directors in the chart.

Item 13.  Certain Relationships and Related Transactions

The Company pays a monthly fee of $25,000 to Brynwood Management II L.P. for management and consulting services. Such payments aggregated $300,000 in 1997. Messrs. Hartong and Niner, who are directors of the Company, are the General Partners of Brynwood Management II L.P.

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

         3.       Exhibits

Exhibit
Number              Description
--------            -----------

(2)(i) Agreement dated as of February 24, 1994, between SmithKline Beecham Consumer Healthcare, L.P. and CEP Holdings, Inc. ("CEP") (incorporated by reference to Exhibit (2)(i) to the Registration Statement on Form S-4 (No. 33-83734) of J.B. Williams Holdings, Inc. (the "Company"), J.B. Williams Company, Inc. ("J.B. Williams"), After Shave Products, Inc. ("ASP"), Pre-Shave Products, Inc. ("PSP"), Hair Care
                    Products, Inc. ("HCP") and CEP (the "Registration Statement")).

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

(2)(iv) Asset Purchase Agreement dated as of August 6, 1997, by and between J.B. Williams and Avalon Natural Cosmetics, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K filed on October 31, 1997).

(2)(v) Asset Purchase Agreement between CEP and Virotex Corporation dated as of July 10, 1997.

(2)(vi) Asset Purchase Agreement between J.B. Williams & Hoechst Marion Roussel Canada, Inc.

(3)(i)              Certificate of Incorporation  of the Company,  as amended to
                    March  11,  1994   (incorporated  by  reference  to  Exhibit
                    (3)(I)(l) to the Registration Statement).

(3)(ii) By-Laws of the Company (incorporated by reference to Exhibit 3(ii) to the Registration Statement).

(4)(i)              Specimen  of  the   Company's  12%  Senior  Notes  due  2004
                    (incorporated by reference to Exhibit (4)(I)(l) to the Registration Statement).

(4)(ii)             Indenture dated as of March 16, 1994 among the Company, J.B.
                    Williams, ASP, PSP, HCP, CEP and The Bank of New York, as Trustee (incorporated by reference to Exhibit (4)(iv) to the Registration Statement).

4(iii) $5,000,000 Credit Facility dated as of August 29, 1997, between the Company and The Bank of New York, including the Master Promissory Note as of the same date.

(10)(i)(l) Manufacturing Agreement dated as of February 24, 1994, between J.B. Williams and Marion Merrell Dow Inc. (incorporated by reference to Exhibit (10)(I)(3) to the Registration Statement).

(10)(i)(2) License Agreements between J.B. Williams and CEP dated as of February 20, 1994 and between J.B. Williams and each of PSP, HCP and ASP dated as of January 1, 1993 (incorporated by reference to Exhibit (10)(I)(4) to the Registration Statement).

(10)(i)(3) Manufacturing and Sales Agreement between J.B. Williams and Summa Rx Laboratories Inc.

(10)(ii)(D) Sublease, dated August 11, 1993, between E.I. Du Pont De Nemours and Company and J.B. Williams (incorporated by reference to Exhibit (10)(ii)(D) to the Registration Statement).

(10)(iii)(A)(1)     The  Company's  1994 Stock  Option  Plan dated March 4, 1994
                    (incorporated by reference to Exhibit (10)(iii)(A)(l) to the Registration Statement).

(10)(iii)(A)(2)     Employment  Agreement  dated as of May 3, 1993  between J.B.
                    Williams and Dario U. Margve  (incorporated  by reference to
                    Exhibit (10)(iii)(A)(2) to the Registration Statement).

(10)(ii)(A)(5)      Employment  Agreement  dated as of February 11, 1993 between
                    J.B.  Williams  and  Kevin  C.  Hartnett   (incorporated  by
                    reference  to Exhibit  (10)(iii)(A)(2)  to the  Registration
                    Statement).

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

(21) Subsidiaries of the Company (incorporated by reference to Exhibit (21) to the Registration Statement).

(24) Powers of Attorney for directors and certain officers of the Company.

(27)                Financial Data Schedule

(b) Reports on Form 8-K.

The Company filed a Report on Form 8-K on October 31, 1997, covering the acquisition by the Company of the San Francisco Soap Company(TM) business from Avalon Natural Cosmetics, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.









                        J.B. WILLIAMS HOLDINGS, INC.
                        ----------------------------------------------------
                        (Registrant)

                   By:  /s/ DARIO U. MARGVE
                        ----------------------------------------------------
                        Dario U. Margve, President and CEO


Date: March 31, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                  TITLE

/s/ DARIO U. MARGVE
-----------------------
DARIO U. MARGVE            President, CEO and Director      Date: March 31, 1998
                           (principal executive officer)

/s/ KEVIN C. HARTNETT
-----------------------
KEVIN C. HARTNETT          Vice President, Finance          Date: March 31, 1998
                           Administration (principal
                           financial and accounting officer)

NAME                       TITLE

HENDRIK J. HARTONG, JR.    Director     :  By:   /s/ KEVIN C. HARTNETT
                                        :        Kevin C. Hartnett
                                                 As Attorney-in-Fact
RICHARD T. NINER           Director     :        Date: March 31, 1998
                                        :
C. ALAN MACDONALD          Director     :  and
                                        :
CARL G. ANDERSON           Director     :  By:   /s/ DARIO U. MARGVE
                                        :        Dario U. Margve
JOHN T. GRAY               Director              As Attorney-In-Fact
                                        :        Date: March 31, 1998

--------------------------------------------------------------------------------

J.B. WILLIAMS HOLDINGS, INC.

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                            Page

INDEPENDENT AUDITORS' REPORT                                                 F-1

FINANCIAL STATEMENTS AS OF DECEMBER 31, 1997 AND
   1996 AND FOR EACH OF THE THREE YEARS IN THE PERIOD
   ENDED DECEMBER 31, 1997:

   Consolidated Balance Sheets as of December 31, 1997 and 1996              F-3

   Consolidated Statements of Income and Retained Earnings for the
     Three Years Ended December 31, 1997, 1996 and 1995                      F-4

   Consolidated Statements of Cash Flows for the
     Three Years Ended December 31, 1997, 1996 and 1995                      F-5

   Notes to Consolidated Financial Statements                                F-6

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholder
J. B. Williams Holdings, Inc.

We have audited the accompanying consolidated balance sheets of J. B. Williams Holdings, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of J. B. Williams Holdings, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



/s/ DELOITTE & TOUCHE LLP


March 4, 1998
Stamford, Connecticut

J. B. WILLIAMS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
(In Thousands)
-------------------------------------------------------------------------------

ASSETS                                                     1997            1996
                                                           ----            ----
CURRENT ASSETS:
 Cash and cash equivalents                               $ 7,375         $21,201
 Accounts  receivable,  net of allowance
  for doubtful  accounts of $550 and $320
  at December 31, 1997 and 1996, respectively             13,235           7,819
  Inventories                                              9,200           3,235
  Other current assets (Note 3)                            1,760           1,235
                                                          ------          ------
        Total                                             31,570          33,490

PROPERTY AND EQUIPMENT:
  Machinery and equipment                                  2,109           1,769
  Furniture and fixtures                                     206             126
  Leasehold improvements                                      39              30
                                                          ------          ------
        Total                                              2,354           1,925

  Less accumulated depreciation                            1,411             996
                                                          ------          ------
        Net                                                  943             929
                                                          ------          ------
OTHER ASSETS:
 Intangible  assets,  net of  accumulated
  amortization  of $19,262  and $15,078 at
  December 31, 1997 and 1996, respectively                45,692          39,222
 Deferred charges and other assets                         3,266           3,154
                                                          ------          ------
TOTAL ASSETS                                             $81,471         $76,795
                                                         =======         =======
LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                       $ 3,318          $3,362
  Due to Sellers of Acquired Businesses                      186             -
  Accrued expenses (Note 4)                                8,881           6,356
  Income taxes payable                                       781             217
                                                          ------          ------
       Total                                              13,166           9,935
                                                          ------          ------
DUE TO SELLERS OF ACQUIRED BUSINESSES (Note 9)               872             -

SENIOR NOTES (Note 5)                                     50,345          50,345
                                                          ------          ------
COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDER'S EQUITY (Note 6):
  Common stock and paid-in capital                         9,600           9,600
  Retained earnings                                        7,488           6,915
                                                          ------          ------
        Total                                             17,088          16,515
                                                          ------          ------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY               $81,471         $76,795
                                                          ======          ======
See notes to consolidated financial statements.

J. B. WILLIAMS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(In Thousands Except Share Data)
--------------------------------------------------------------------------------

                                             1997          1996          1995
                                             ----          ----          ----

NET SALES                                $  63,868      $  48,283      $  46,899
                                         ---------      ---------      ---------

OPERATING COSTS AND EXPENSES:
  Cost of goods sold                        23,555         14,206         13,111
  Advertising                                4,134          3,241          2,436
  Promotion                                 10,555          7,412          6,740
  Cash discounts                             1,238            929            896
  Distribution                               3,862          2,754          3,377
  Selling                                    2,667          1,844          2,059
  General and administrative                 6,831          5,608          5,001
  Depreciation and amortization              4,887          4,580          4,543
                                         ---------      ---------      ---------
       Total  operating expenses            57,729         40,574         38,163
                                         ---------      ---------      ---------
OPERATING PROFIT                             6,139          7,709          8,736

INTEREST  EXPENSE - Net of interest
 income  of $852,  $984 and $915 for
 1997,  1996 and 1995,  respectively         5,200          5,231          5,685
                                         ---------      ---------      ---------
INCOME BEFORE INCOME TAXES                     939          2,478          3,051

PROVISION FOR INCOME TAXES (Note 7)            366          1,015          1,251
                                         ---------      ---------      ---------
NET INCOME                                     573          1,463          1,800

RETAINED EARNINGS, BEGINNING OF YEAR         6,915          5,452          3,652
                                         ---------      ---------      ---------
RETAINED EARNINGS, END OF YEAR           $   7,488      $   6,915      $   5,452
                                         =========      =========      =========
INCOME PER COMMON SHARE:
  Basic                                  $   63.66      $  162.55      $  200.00
                                         =========      =========      =========
  Diluted                                $   61.18      $  157.01      $  193.55
                                         =========      =========      =========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                          9,000          9,000          9,000
                                         =========      =========      =========
WEIGHTED AVERAGE NUMBER OF COMMON
 AND COMMON EQUIVALENT SHARES
 OUTSTANDING                                 9,366          9,343          9,305
                                         =========      =========      =========

See notes to consolidated financial statements.

J. B. WILLIAMS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(In Thousands)
--------------------------------------------------------------------------------

                                            1997           1996           1995
                                            ----           ----           ----
OPERATING ACTIVITIES:
  Net income                             $    573       $  1,463        $ 1,800

Adjustments to reconcile net income
  to net cash  provided by  operating
  activities (net of acquisitions):
    Amortization of intangibles             4,472          4,210          4,270
    Depreciation of property and equi         415            370            273
    Deferred income tax benefit - net        (647)          (259)          (270)
    Changes in operating assets and
    liabilities:
      Accounts receivable                  (5,416)          (610)          (763)
      Inventories                           2,270             32            923
      Other current assets                   (354)          (114)          (453)
      Accounts payable                        (44)         2,268            360
      Accrued expenses                      2,525           (190)          (448)
      Income taxes payable                    564           (289)          (139)
                                         ---------      ---------      ---------
       Net cash provided by
       operating activities                 4,358          6,881          5,553
                                         ---------      ---------      ---------

INVESTING ACTIVITIES:
  Acquisition of San Francisco Soap
    Products and related assets           (11,704)          -               -
  Acquisition of Viractin Products
   and related assets                      (4,692)          -               -
  Acquisition of Cepacol Canada
   Products and related assets             (1,490)          -               -
  Equipment purchases and leasehold
   improvements                              (298)          (503)          (147)
                                         ---------      ---------      ---------
       Net cash used in investing
       activities                         (18,184)          (503)          (147)
                                         ---------      ---------      ---------

FINANCING ACTIVITIES:
  Repayment of senior notes                  -            (4,655)           -
                                         ---------      ---------      ---------

       Net cash (used in) provided
       by financing activities               -            (4,655)            -
                                         ---------      ---------      ---------

(DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                        (13,826)         1,723          5,406

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                        21,201         19,478         14,072
                                         ---------      ---------      ---------

CASH AND CASH EQUIVALENTS, END OF YEAR  $   7,375      $  21,201      $  19,478
                                         =========      =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid                     $     478      $   1,678      $   1,593
                                         =========      =========      =========
  Interest paid                         $   6,062      $   6,401      $   6,668
                                         =========      =========      =========

See notes to consolidated financial statements.

J. B. WILLIAMS HOLDINGS, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997 AND 1996 AND FOR EACH OF THE THREE YEARS IN
THE PERIOD ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------------


1.    BASIS OF ACCOUNTING AND ORGANIZATION

      The consolidated financial statements include J. B. Williams Holdings, Inc. and its subsidiaries: J.B. Williams Company, Inc., After Shave Products Co., Pre-Shave Products Co., Hair Care Products Co. and CEP Holdings, (collectively, the "Company"). Brynwood Partners II L.P., a private partnership formed under Delaware law, is the owner of all of the issued and outstanding capital stock of the Company. Brynwood partnerships, including affiliates of Brynwood Partners II L.P., have invested in and managed several companies since 1984 and their investors include major insurance companies, financial institutions, corporations and pension funds.

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

      The Company's products are marketed under the trademarks "Aqua Velva" after shave, "Lectric Shave" preshave, "Brylcreem" hair care preparations, "Williams Mug Shave Soap," "San Francisco Soap" specialty bath products, and "Cepacol", sore throat products and mouthwash, and Cepacol Viractin cold sore and fever blister medication and Cepacol ColdCare dietary supplements. Each of the trademarks is owned by a subsidiary of the Company, and is licensed to J. B. Williams Company, Inc. The Company purchases finished goods from contract manufacturers and sells products under the above brand names in the United States, Canada and Puerto Rico.

      In August 1997, the Company purchased certain assets associated with the Viractin and San Francisco Soap Company brands from Virotex Corp. and Avalon Natural Cosmetics, Inc., respectively. Additionally, in October 1997 the Company acquired certain assets associated with the Cepacol business in Canada from Hoechst Marion Roussel Canada, Inc. The assets purchased consist primarily of trademarks, patents, inventories, formulas, marketing materials and customer lists associated with each of these brands. Each of these brands did not comprise a separate business unit of the prior owner. Accordingly, other than net sales, there is no financial or operating data available for these brands.

      The Viractin brand was acquired by the Company for approximately $4.7 million, of which $0.6 million was allocated to the fair value of the tangible assets acquired and $4.1 million was allocated to the intangibles. The cost of the San Francisco Soap Company brand acquired was approximately $11.7 million, of which $7.7 million was allocated to the fair value of tangible assets acquired and $4.0 million was allocated to intangibles. In both of these transactions, there are additional contingent payments associated with annual net sales during the five year period following each respective closing date. (See

      Note 9.) The cost of the Cepacol Canada business was approximately $1.5 million, all of which was allocated to intangibles.

      The acquisitions were accounted for utilizing the purchase method of accounting in accordance with APB No. 16, "Business Combinations." Net sales for the period from the acquisition date to December 31, 1997 and the pro forma increase in sales as if the acquisitions took place on January 1, 1997 are as follows:

                                                                    Pro Forma
                                                Net Sales          Increase in
                                                  Since             Net Sales
                                               Acquisition         (Unaudited)

          Viractin                             $  650,000         $ 2,300,000
          San Francisco Soap Company            7,900,000          14,900,000
          Cepacol Canada                          200,000           1,600,000


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

      Inventories - Inventories consist principally of finished goods and are stated at the lower of cost (using the first-in, first-out method) or market value. Inventory acquired in the San Francisco Soap and Viractin Products Acquisitions included a purchase accounting adjustment of approximately $2.3 million relating to the acquired gross profit assigned to the value of inventory. Approximately $2.2 million of the assigned value was charged to cost of goods sold during the year ended December 31, 1997.

      Property and Equipment - Leasehold improvements, furniture and fixtures and machinery and equipment are recorded at cost. Depreciation of machinery and equipment and furniture and fixtures is computed by the straight-line method over the estimated useful lives which range from 3 to 7 years and 5 years, respectively. Leasehold improvements are amortized over the lives of the related leases or the estimated useful lives of the assets, whichever is shorter, using the straight-line method. The cost of improvements are capitalized; expenditures for maintenance and repairs are charged to expense.

      Intangible Assets - Intangible assets arose from the SKB acquisitions in 1993 and 1994 and the San Francisco Soap , Viractin and Cepacol business in Canada acquisitions made during 1997. The costs of the non-compete agreements are being amortized on the straight-line method over the 5-year terms of the agreements. Trademarks and formulas and other identified intangibles are being amortized on the straight-line method over their estimated remaining useful lives of 25 years and 5 years, respectively. Goodwill represents the excess of the purchase price over the fair value of the assets acquired and is being amortized using the straight-line method over 25 years. The Company evaluates the recoverability of goodwill and other intangible assets on an annual basis by assessing whether the unamortized intangible assets can be recovered over their remaining lives through operating results and cash flows.

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

      Stock Options - Financial Accounting Statement No. 123, "Accounting For Stock Based Compensation," (SFAS 123) requires expanded disclosures of employee stock based compensation arrangements and encourages, but does not require, employers to adopt a fair value based method of accounting for employee stock based compensation. Under the fair value based method, compensation cost is measured at the grant date based on the value of the option and is recognized over the service period, which is usually the vesting period. As provided by SFAS 123, the Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") for employee stock compensation measurement, which does not require compensation expense recognition when the exercise price of stock options is greater than or equal to current market value at the date of the stock option grant.

      Income Per Common Share - During 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive common equivalent shares (common stock options) outstanding.

      Financial Instruments - The estimated fair value of financial instruments, which includes cash and cash equivalents, senior notes and accounts receivable, approximates their carrying value.

3.    OTHER CURRENT ASSETS

Other current assets consist of the following:

                                                                December 31,
                                                            1997          1996
                                                               (In Thousands)

Deferred tax asset                                       $    600       $    429
Prepaid expenses                                              636            570
Other                                                         524            236
                                                         ----------   ----------
Total                                                    $  1,760       $  1,235
                                                         ==========   ==========

4.    ACCRUED EXPENSES

      Accrued expenses consist of the following:
                                                                December 31,
                                                            1997          1996
                                                               (In Thousands)

Marketing                                                $   2,927      $  1,978
Interest                                                     2,014         2,014
Compensation                                                   988           724
Manufacturing costs                                            382           442
Other                                                        2,570         1,198
                                                         -----------  ----------
Total                                                    $   8,881      $  6,356
                                                         ===========  ==========

5.    SENIOR NOTES

      The Company financed the Oral Care Products Acquisition and the payment of the note payable to SKB from the proceeds of the private placement of $55,000,000 of senior notes (the "Notes") and an equity contribution from its shareholder. The Notes were registered under the Securities Act of 1933 effective December 1, 1994.

      Commencing with the year ended December 31, 1995, provided certain conditions are met, the Company must, not later than April 15 immediately following such year, offer to purchase from the holders of the Notes, on a pro rata basis, an aggregate principal amount of Notes, equal to a specified calculation at a purchase price equal to 100% of the principal amount of the Notes plus accrued interest. During 1996, the Company repurchased $4.1 million of the Notes pursuant to the terms of the note agreement and $.6 million from the bond market. Notes outstanding at December 31, 1997 and 1996 were $50,345,000.

      Interest on the Notes is payable semiannually in cash on March 1 and September 1 of each year at an annual interest rate of 12%. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 1999, at 106% of their principal amount, plus accrued interest, declining to 100% of their principal amount on and after March 1, 2001, plus accrued interest.

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

      The Notes contain certain restrictive covenants. The Company is in compliance with all covenants at December 31, 1997.

      During 1997, the Company arranged for a $5,000,000 maximum secured line of credit with the Bank of New York which expires August 31, 1998. The amount available under the line of credit is subject to reduction based on certain criteria relative to the Company's accounts receivable and inventory. No amount was outstanding under the line of credit as of December 31, 1997.

6.    SHAREHOLDER'S EQUITY


      Common stock consists of 20,000 authorized shares at $.01 par value of which 9,000 shares were issued and outstanding at December 31, 1997 and 1996, respectively.

      The Company has a stock option plan (the "Plan") which provides for the granting of options on shares of the Company's common stock to its directors and certain key employees. The Plan permits a maximum of 1,000 shares of common stock to be issued at the fair value per share at the date the option is granted. If the option is granted to a person, who at the time of the grant owns more than 10% of the combined voting power of all classes of stock, the purchase price shall not be less than 110% of the fair value per share at the date the option is granted. Stock option transactions during 1997, 1996 and 1995 were as follows:


                                        1997                        1996                       1995
                              -------------------------  --------------------------  --------------------------
                                            Weighted                    Weighted                   Weighted
                                            Average                     Average                     Average
                                            Exercise                    Exercise                   Exercise
                                Shares       Price          Shares       Price         Shares        Price
Outstanding,
  beginning of year               950        $1,172            950       $1,172         980        $ 1,028
Repurchased,
  during the year                  -             -              -            -         (400)            -
Granted, during
  the year                         50        $1,652             -            -          370        $ 1,325
                               -------                      -------                  -------
Outstanding, end of year        1,000        $1,196            950       $1,172         950        $ 1,172
                               =======                      =======
Exercisable, end of year          776         1,146            576        1,086         391        $   985
                               =======                      =======                  =======


      Each stock option is exercisable immediately as to 20% of the grant with an additional 20% becoming exercisable on each subsequent anniversary from the date of grant. Stock options expire five years from the grantees initial date of employment.

      The Company applies APB 25 and related Interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the stock option plan been determined based on the fair value of the option at date of grant consistent with the requirements of SFAS 123, the Company's 1997 and 1996 net income and income per share would have been reduced to the pro forma amounts indicated below.


                                                            1997            1996
                                                            ----            ----

Net income                  As reported                  $    573       $  1,463
                            Pro forma                         545          1,429

Net income per share        As reported (Fully diluted)  $  61.18       $ 157.01
                            Pro forma (Fully diluted)       58.19         152.95

      The fair value of stock options granted during 1997 have been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                            1997        1996

Risk free interest rate                     5.5%         6.1%
Expected life                               4            4
Expected dividend yield                       -            -
Expected volatility                           -            -


7.    INCOME TAXES

      The components of the income tax provision (benefit) are as follows:


                                         1997          1996         1995
                                                  (In Thousands)
Current:
Federal                             $   825           $ 858       $  1,150
State                                   188             330            371
                                      -----           -----          -----

                                      1,013           1,188          1,521
                                      -----           -----          -----
Deferred:
  Federal                              (489)            (75)          (168)
  State                                (158)            (98)          (102)
                                      -----           -----          -----

                                       (647)           (173)          (270)
                                      -----           -----          -----
Total                              $    366         $ 1,015        $ 1,251
                                    ========         =======         =====

      A reconciliation of the provision for income taxes based on the applicable statutory Federal income tax rate to the income tax provision as set forth in the consolidated statements of income is as follows:


                                          1997                         1996                        1995
                                ------------------------     -----------------------     ------------------------
                                  Amount       Rate            Amount       Rate           Amount       Rate
                                                         (Dollar Amounts in Thousands)

Provision for taxes at
  statutory Federal rate            $   319      34.0%            $  842     34.0%          $1,037      34.0%
State taxes - net of Federal
  income tax benefit                     32       3.4                 75      3.0              118       3.9
Other - net                              15       1.6                 98      4.0               96       3.1
                                       ----      ----               ----    -----             ----       ---
Total                               $   366      39.0%            $1,015     41.0%          $1,251      41.0%
                                    =======     ======           ========   ======         ========     =====


      Deferred taxes result from temporary differences in the recognition of revenue and expense for tax and financial statement purposes. The principal sources of the differences are the use for income tax purposes of a 15-year amortization period for intangible assets, the use of accelerated methods of computing depreciation and the capitalization of certain inventory related costs.

      The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities are as follows:

                                                           December 31,
                                                        1997         1996
                                                          (In Thousands)

Assets:
  Inventories                                       $    600       $   429
  Intangible assets                                    3,327         2,579
  Other                                                  547           340
                                                     -------       -------
Gross deferred tax assets                              4,474         3,348
                                                     -------       -------
Liabilities:
  Intangible assets                                    2,316         1,707
  Other                                                   62            12
                                                     -------       -------
Gross deferred tax liabilities                         2,378         1,719
                                                     -------       -------
Net deferred tax asset                              $  2,096       $ 1,629
                                                     =======       =======



8.    EMPLOYEE BENEFIT PLAN

      The Company maintains a 401(k) plan covering substantially all employees which permits employees to defer up to 20% of their salary. Matching contributions are at the discretion of the Company; additional contributions of 2% of compensation are made for each employee at the end of each pay period. Annual discretionary contributions may also be made by the Company. The Company matches 25% of employee contributions up to the maximum of 4% of each employee's salary. Company contributions for the years ended December 31, 1997, 1996 and 1995 were approximately $67,000, $56,000 and $47,000, respectively.

9.    COMMITMENTS AND CONTINGENCIES

      The Company leases equipment and its facilities under operating lease agreements which require payment of property taxes, insurance and normal maintenance costs. Certain leases contain renewal options. Rental expense was approximately $200,000, $145,000 and $126,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

      Future minimum annual rentals under the above leases are as follows:

                                         (In Thousands)

          1998                              $193,000
          1999                               188,000
          2000                               192,000
          2001                               119,000
          2002 and thereafter                   -
                                            --------
                                            $692,000
                                            ========

      The Company is not a party to any material pending legal proceedings.

      The Company has entered into employment contracts with each of its executive officers. Each contract provides for employment for an initial period of one year, with automatic renewals for additional one-year periods. Terms of the contracts include details regarding participation in benefit plans, base salary, merit increases and discretionary bonuses.

      Concurrently with the Oral Care Products Acquisition, the Company entered into a Purchasing and Manufacturing Agreement with Hoechst Marion Roussel ("HMR") (formerly Marion Merrell Dow, Inc. ("MMD")), which was subsequently amended, whereby the Company agreed to purchase existing oral care products exclusively from HMR and in connection therewith pay overhead costs of $1,412,000 each year until December 31, 1998.

      During 1997, the Company entered into a manufacturing and sales agreement to distribute a cold remedy product composed of zinc acetate lozenges called Cepacol ColdCare. The Company agreed to acquire certain minimum quantities of ColdCare products for five years. The related minimum payments are $2.4 million during the first two years and $4.0 million during the third through fifth years of the agreement. If the agreed upon minimum quantities are not purchased the agreement provides for payments of up to $400,000 in the first two years and $650,000 in the third through fifth years of the agreement. As of December 31, 1997, the Company expects to acquire the minimum quantities specified in the agreement.

      In connection with the San Francisco Soap acquisition, the Company entered into a consulting agreement with the former owners of San Francisco Soap and agreed to pay $300,000 per year during the consulting period (September 1, 1997 through August 29, 2000). The $300,000 per year is to be paid in advance in quarterly installments of $75,000 beginning September 1, 1997.

      In connection with the San Francisco Soap Company acquisition, the Company entered into a contingent payment agreement with the sellers equal to 2.5% of San Francisco Soap Company products net sales for a period of five years from the acquisition date. The minimum annual payment is $250,000 and the Company recorded a liability for the present value of the minimum annual payments owed to the sellers.

      The Company will treat additional amounts paid as part of the cost of the acquisition which will result in additional goodwill. The additional goodwill will be amortized over the remaining life of the assets.

      In conjunction with the Viractin acquisition, the Company entered into a contingent payment arrangement with the sellers of Viractin which provides the sellers with additional amounts equal to the sum of 10% of net sales of the Company's Viractin products for a period of five years from the acquisition date. The additional consideration payments are to be made to the seller on a quarterly basis beginning September 30, 1997. The Company will record the payments to the sellers as part of the cost of the acquisition. The additional goodwill will be amortized over the remaining life of the assets.


10.   SIGNIFICANT CUSTOMER

      One of the Company's customers accounted for approximately 18%, 22% and 19% of net sales in the United States for the years ended December 31, 1997, 1996 and 1995, respectively.

11.   SEGMENT DATA

      The Company operates in one industry segment, the distribution and sale of personal and oral care products. Data by geographic area is as follows:


                                                 1997         1996          1995
                                                        (In Thousands)
Net sales to unaffiliated customers:
  United States (including Puerto Rico)      $  59,272    $  44,536   $   43,186
  Canada                                         4,596        3,747        3,713
                                               -------      -------        -----

Total                                        $  63,868    $  48,283   $   46,899
                                             ===========  ===========  =========

Operating profit (loss):
  United States (including Puerto Rico)      $   6,314   $    7,316   $    8,119
  Canada                                         (175)          393          617
                                                 -----        -----        -----

Total                                        $   6,139   $    7,709   $    8,736
                                             ==========    =========   =========


      Assets are primarily located in the United States.

12.   VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                     Additions
                        Balance,     Charged to                      Balance,
                       Beginning       Profit        Recoveries/       End
                        of Year       and Loss       Deductions       of Year
                                            (In thousands)
Allowance for
doubtful accounts:
  1997                   $ 320         $ 236           $  (6)          $ 550
  1996                     322            65             (67)            320
  1995                     253           110             (41)            322