Form 10-Q
period 1998-03-31
WILLIAMS J B HOLDINGS INC
filed 1998-05-14
CIK 929651

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q


[   ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF  THE  SECURITIES
       EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

Number of shares of the issuer's Common Stock, par value $0.01, outstanding as of May 1, 1998: 9,990

                          J.B. WILLIAMS HOLDINGS, INC.

                                    I N D E X




                                                                            PAGE

PART I  - FINANCIAL INFORMATION
          ---------------------

    Item 1:  Financial Statements (Unaudited):

             Condensed  Consolidated  Statements of Operations               1
             for the Three Months Ended March 31, 1998 and
             March 31, 1997

             Condensed Consolidated Balance Sheets at March 31,              2
             1998 and December 31, 1997

             Condensed Consolidated Statements of Cash Flows for             3
             the Three Months Ended March 31, 1998 and March 31,
             1997

             Notes to Condensed Consolidated Financial Statements            4


    Item 2:  Management's Discussion and Analysis of Financial               6
             Condition and Results of Operations


PART II - OTHER INFORMATION
          -----------------


    Item 2:  Changes in Securities                                           9

    Item 6:  Exhibits and Reports on Form 8-K                                9

    Signature                                                               10

                          J.B. WILLIAMS HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED
                                 (IN THOUSANDS)




                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------

                                                       1998              1997
                                                     --------          -------

NET SALES                                            $15,777           $11,774

Cost of sales                                          5,727             3,569
                                                       -----             -----
GROSS MARGIN                                          10,050             8,205
Distribution and cash discounts                        1,355             1,033
Advertising and promotion                              3,905             3,054
Selling, general and administrative expenses           2,859             2,108
Depreciation and amortization                          1,027             1,120
                                                      ------           -------
OPERATING INCOME                                         904               890

Other income                                           -----               750
Interest expense-net                                 ( 1,438)         (  1,219)
                                                     --------         ---------
INCOME (LOSS) BEFORE INCOME TAXES                       (534)              421

Income tax provision  (benefit)                         (208)              164
                                                      -------           ------


NET INCOME (LOSS)                                      $(326)             $257
                                                      =======            =====










            See Notes to Condensed Consolidated Financial Statements

                          J.B. WILLIAMS HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                    UNAUDITED
                                 (IN THOUSANDS)



                                       AT MARCH 31, 1998    AT DECEMBER 31, 1997
                                       -----------------    --------------------
ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                 $6,160               $7,375
       Accounts receivable, net                   8,648               13,758
       Inventories                               11,977                9,200
       Other current assets                         872                  636
                                                -------             --------
           Total Current Assets                  27,657               30,969
PROPERTY AND EQUIPMENT, NET                         994                  943

INTANGIBLE ASSETS, NET                           44,918               45,692
OTHER ASSETS                                      3,795                3,867
                                                 ------               ------

TOTAL ASSETS                                    $77,364              $81,471
                                                =======              =======


LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
       Accounts payable                          $4,287               $3,318
       Accrued expenses                           5,098                9,848
                                                  -----                -----
           Total Current Liabilities              9,385               13,166
                                                  -----               ------

DUE TO SELLERS OF ACQUIRED BUSINESSES               872                  872
                                                    ---                  ---

LONG TERM DEBT                                   50,345               50,345
                                                 ------               ------


SHAREHOLDER'S EQUITY:
       Common stock and paid-in capital          10,796                9,600
       Notes receivable from stock sales        (1,196)                 ----
       Retained earnings                          7,162                7,488
                                                  -----                -----
Total Shareholder's Equity                       16,762               17,088
                                                 ------               ------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY      $77,364              $81,471
                                                =======              =======





            See Notes to Condensed Consolidated Financial Statements

                          J.B. WILLIAMS HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED
                                 (IN THOUSANDS)

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                             ----------------------------

                                                                                  1998             1997
                                                                                 -----            -----

OPERATING ACTIVITIES:
 Net income (loss)                                                               $(326)             $257
 Adjustments to reconcile net income (loss) to net cash used in by operating activities:
      Amortization of intangibles and debt issuance costs                          910             1,022
      Depreciation and amortization of property and equipment                      117                98
      Changes in operating assets and liabilities:
Accounts receivable                                                              5,110             2,253
         Inventories                                                            (2,777)             (586)
         Other current assets                                                     (236)              113
Accounts payable                                                                   969            (2,063)
         Accrued expenses                                                       (4,750)           (1,851)
         Other assets                                                              (65)              (91)
                                                                              ----------         ---------
NET CASH USED INOPERATING ACTIVITIES                                            (1,048)             (848)
                                                                                --------         ---------

INVESTING ACTIVITIES:
 Purchases of property and equipment                                              (167)             (147)
                                                                            ------------        ----------
NET CASH USED IN INVESTING ACTIVITIES                                             (167)             (147)
                                                                            ------------        ----------


DECREASE IN CASH AND CASH EQUIVALENTS                                           (1,215)            ( 995)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   7.375            21,201
                                                                                ------           -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $6,160           $20,206
                                                                                ======           =======


SUPPLEMENTAL CASH FLOW INFORMATION:
 Income taxes paid                                                                $583              ----
 Interest paid                                                                  $3,021            $3,021

SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
 Notes receivable from stock sales                                              $1,196              ----





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

     The accompanying unaudited condensed consolidated financial statements as of March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 have been prepared in accordance with the instructions to Form 10-Q. All adjustments which, in the opinion of the management of the Company, are necessary for a fair presentation of the condensed consolidated financial statements for the three month periods ended March 31, 1998 and 1997 have been reflected. All such adjustments are of a normal recurring nature. The March 31, 1998 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K.

     The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

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

4.   OTHER INCOME

     The Company received a one-time payment of $750,000 in January 1997 representing a break-up fee payable to the Company pursuant to the terms of a letter of intent entered into by the Company in connection with a potential transaction.

5.   ACQUISITIONS

     In August 1997, the Company purchased certain assets associated with the Viractin and San Francisco Soap Company brands from Virotex Corp. and Avalon Natural Cosmetics, Inc., respectively. Additionally, in October 1997 the Company acquired certain assets associated with the Cepacol business in Canada from Hoechst Marion Roussel Canada, Inc. These acquisitions consisted primarily of the trademarks, patents, inventories, formulas, marketing materials and customer lists associated with each of these businesses. Each of these businesses did not comprise a separate business unit of the prior owner. Accordingly, other than net sales, there is no financial or operating data available for these businesses. The acquisitions were accounted for using the purchase method of accounting in accordance with Accounting Principle Board Opinion No. 16 "Business Combinations".

     The cost of the Viractin business was approximately $4,692,000 of which $550,000 was allocated to the fair value of the tangible assets acquired and $4,142,000 was allocated to intangibles. The cost of the San Francisco Soap Company business was approximately $11,704,000 of which $7,740,000 was allocated to the fair value of tangible assets acquired and $3,964,000 was allocated to intangibles. In both of these transactions there are additional contingent payments tied to annual net sales during the five year period following each respective closing date. The cost of the Cepacol (Canada) business was approximately $1,490,000, all of which was allocated to intangibles.

6.   CHANGES IN SECURITIES

     As of March 1, 1998, the Company issued 1,000 shares of common stock for an aggregate purchase price of $1,196,233. These shares were issued to certain employees of the Company as a result of the exercise of options issued to the employees under the Company's 1994 Stock Option Plan. The shares were in each case paid for by a recourse promissory note in favor of the Company.

7.   RECLASSIFICATIONS

     Certain reclassifications have been made to the 1997 financial statements to conform with the current year's presentation.

                          J. B. WILLIAMS HOLDINGS, INC.
                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

J. B. Williams Holdings, Inc. (the "Company"), through its subsidiaries, distributes and sells personal and health care products in the United States, Canada and Puerto Rico. During August 1997 the Company added to its personal care products business with the acquisition of the San Francisco Soap Company brand from Avalon Natural Cosmetics, Inc. It also added to its health care products business with the August 1997 acquisition of the Viractin brand from Virotex Corp., the October 1997 acquisition of the Cepacol business in Canada from Hoechst Marion Roussel Canada, Inc. and the July 1997 agreement with Summa Rx Laboratories, Inc. for the purchase of certain rights to sell zinc dietary supplements under the name Cepacol ColdCare.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1998

The following table sets forth certain operating data for the three months ended March 31, 1998 and 1997.


                                                                     THREE MONTHS ENDED MARCH 31,
                                                                     ----------------------------
                                                                      (In Thousands)
                               PERSONAL CARE PRODUCTS            HEALTH CARE PRODUCTS   TOTAL COMPANY
                               ----------------------            --------------------   -------------
                                    1998       1997            1998      1997             1998         1997
                                    ----       ----            ----      ----             ----         ----
NET SALES                         $10,529     $6,972          $5,248    $4,802          $15,777      $11,774
Cost of Goods Sold                  3,971      1,884           1,756     1,685            5,727        3,569
                                  -------     ------           -----     -----            -----      -------
GROSS MARGIN                        6,558      5,088           3,492     3,117           10,050        8,205
Distribution and Cash Discounts       886        522             469       511            1,355        1,033
Advertising and Promotion           2,196      1,887           1,709     1,167            3,905        3,054
                                 --------     ------           -----    ------            -----        -----
BRAND CONTRIBUTION                 $3,476     $2,679          $1,314    $1,439            4,790        4,118
                                 ========     ======          ======    ======
Selling, General and Admin. Exp.                                                          2,859        2,108
Depreciation and Amortization                                                             1,027        1,120
                                                                                          -----      -------
OPERATING INCOME                                                                            904          890
Other Income                                                                               ----          750
Interest Expense, Net                                                                    (1,438)      (1,219)
                                                                                          ------      -------
INCOME (LOSS) BEFORE INCOME TAXES                                                          (534)         421
Income Tax Provision (Benefit)                                                             (208)         164
                                                                                          ------        -----
NET INCOME (LOSS)                                                                         $(326)        $257
                                                                                          ======        =====



For the three month period ended March 31, 1998, net sales increased 34.0% to $15,777,000 from $11,774,000 for the same period in 1997. This increase is primarily due to sales associated with the new businesses acquired during the second half of 1997. Excluding these items, sales of the base business products during the first quarter of 1998 were essentially flat versus the same period in 1997.

For the three month period ended March 31, 1998, cost of goods sold increased 60.5% to $5,727,000 from $3,569,000 for the same period in 1997. This increase is directly linked to the Company's higher sales volumes combined with higher manufacturing costs, particularly costs related to the transition of the San Francisco Soap Company products to new contract manufaturers and costs related to the 1998 San Francisco Soap Spring gift set program.

For the three month period ended March 31, 1998, distribution expenses and cash discounts increased 31.2% to $1,355,000 from $1,033,000 for the same period in 1997. This increase is primarily associated with the increased sales volumes.

For the three month period ended March 31, 1998, advertising and promotion expenses increased 27.9% to $3,905,000 from $3,054,000 for the same period in 1997. This increase is entirely due to the marketing support programs associated with the newly acquired businesses.

For the three month period ended March 31, 1998, selling, general and administrative expenses increased 35.6% to $2,859,000 from $2,108,000 for the same period in 1997. This increase is related to a combination of increased staffing levels related to the new businesses and higher broker commission payments associated with the increase in net sales.

For the three month period ended March 31, 1998, depreciation and amortization decreased 8.3% to $1,027,000 from $1,120,000 for the same period in 1997. This decrease is related to lower levels of amortization as certain intangible assets became fully amortized at the end of 1997.

During the first quarter of 1997, other income of $750,000 was received as a result of a one-time payment that represented a break-up fee payable to the Company pursuant to the terms of a Letter of Intent entered into by the Company in connection with a potential transaction.

For the three month period ended March 31, 1998, interest expense, net of interest income, increased 18.0% to $1,438,000 from $1,219,000 for the same period in 1997. As a result of the acquisitions made during the second half of 1997, cash and cash equivalents decreased from $20,206,000 as of March 31, 1997 to $6,160,000 as of March 31, 1998. This decrease in cash has resulted in a corresponding decrease in interest income, thereby resulting in an overall increase in interest expense.

For the three month period ended March 31, 1998, the Company recorded an income tax benefit of $208,000 versus an income tax expense of $164,000 for the same period in 1997. The effective tax rate was 39% for both interim periods.

As a result of the foregoing the Company realized a net loss of $(326,000) for the three month period ended March 31, 1998. This compares unfavorably with a net income of $257,000 for the same three month period in 1997. Most of this variance can be traced back to the $750,000 break-up fee paid to the Company in 1997 in connection with a potential transaction, since operating income of $904,000 in 1998 is essentially unchanged versus $890,000 for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The following chart summarizes the net funds provided and/or used in operating, financing and investing activities for the periods ended March 31, 1998 and 1997 (in thousands).

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                        1998             1997
                                                        ----             ----
Net cash used in operating activities                 $(1,048)          $(848)
Net cash used in investing activities                    (167)           (147)
Decrease in cash and cash equivalents                 $(1,215)          $(995)


The principal adjustments to reconcile net loss of $(326,000) for the period ended March 31, 1998 to net cash used in operating activities of $(1,048,000) are depreciation and amortization of $1,027,000, offset by a net increase in working capital requirements of $1,749,000. The working capital increase is primarily linked to an increase in finished goods inventories of San Francisco Soap products, as the Company is preparing for 1998's Holiday gift set production, and a decrease in accrued expenses.

Capital expenditures, which were $167,000 for the three months ended March 31, 1998, are generally not significant in the Company's business. Aside from approximately $.6 million that the Company has budgeted for the replacement of its financial operating system, the Company currently has no material commitments for future capital expenditures.

As a result of the Senior Notes, the Company had $50.3 million of total debt outstanding of December 31, 1997. Management expects that cash on hand and internally generated funds will provide sufficient capital resources to finance the Company's operations and meet interest requirements on the Senior Notes, both in respect of the short term as well as during the long term. However, as a result of the cash expenditures made in connection with the Company's acquisition of the San Francisco Soap, Cepacol (Canada) and Viractin businesses, cash and cash equivalents decreased from $21,201,000 on December 31, 1996, to $7,375,000 on December 31, 1997. Since there can be no guarantee that the Company will generate internal funds sufficient to finance its operations and debt requirements, the Company has arranged for a secured line of credit with the Bank of New York through August 31, 1998 and is currently planning to extend the line of credit to provide funds, should they be required, in order for the Company to meet its liquidity requirements. The line of credit is in the maximum amount of $5,000,000, with the amount available being subject to reduction based on certain criteria relative to the Company's accounts receivable and inventory.

                           PART II - OTHER INFORMATION


ITEM 2 - CHANGES IN SECURITIES

As of March 1, 1998, the Company issued 1,000 shares of common stock for an aggregate purchase price of $1,196,233. These shares were issued to certain employees of the Company as a result of the exercise of options issued to the employees under the Company's 1994 Stock Option Plan, and pursuant to the exemption from registration under the Securities Act of 1933 provided for by Rule 701 of Regulation S-K. The shares were in each case paid for by a recourse promissory note in favor of the Company.

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






                               J.B. WILLIAMS HOLDINGS, INC.




Date:   MAY 8, 1998            /s/ Kevin C. Hartnett
        -----------            -----------------------------------------
                               Name:  Kevin C. Hartnett
                               Title: Vice President and Chief Financial Officer