Form 10-Q
period 1998-06-30
WILLIAMS J B HOLDINGS INC
filed 1998-08-14
CIK 929651

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q


[  ]    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934

                         For the quarterly period ended June 30, 1998

                                       OR

[  ]    TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934


                        Commission file number: 33-83734
                                               ----------
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

Number of shares of the issuer's Common Stock, par value $0.01, outstanding as of July 31, 1998: 9,990

                          J.B. Williams Holdings, Inc.

                                    I N D E X




                                                                            Page
Part I  - Financial Information
          ---------------------

          Item 1:  Financial Statements (Unaudited):

                   Condensed    Consolidated    Statements    of              3
                   Operations  for  the  Three  Months  and  Six
                   Months Ended June 30, 1998  and June 30, 1997

                   Condensed Consolidated Balance Sheets at June              4
                   30, 1998 and December 31, 1997

                   Condensed  Consolidated  Statements  of  Cash              5
                   Flows for the Six Months  Ended June 30, 1998
                   and June 30, 1997

                   Notes  to  Condensed  Consolidated  Financial              6
                   Statements


          Item 2:  Management's Discussion and Analysis of Financial          8
                   Condition and Results of Operations



Part II - Other Information
          -----------------

          Item 2:  Changes in Securities                                     13

          Item 6:  Exhibits and Reports on Form 8-K                          13

         Signature                                                           14

                                   J.B. Williams Holdings, Inc.
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Unaudited
                                          (In Thousands)



                                               Three Months Ended June 30,       Six Months Ended June 30,
                                               ---------------------------       -------------------------
                                                   1998           1997               1998          1997
                                                   ----           ----               ----          ----

Net sales                                        $ 14,942      $ 11,739            $ 30,719      $ 23,513

Cost of sales                                       5,090         3,467              10,817         7,036
                                                 ---------     ---------           ---------     --------

Gross margin                                        9,852         8,272              19,902        16,477
Distribution and cash discounts                     1,470           973               2,825         2,006
Advertising and promotion                           4,825         2,633               8,730         5,687
Selling, general and administrative expenses        2,578         2,047               5,437         4,155
Depreciation and amortization                       1,032         1,061               2,059         2,181
                                                 ---------     ---------           ---------     --------

Operating income (loss)                               (53)        1,558                 851         2,448

Other income                                           --            --                  --           750
Interest expense-net                               (1,462)       (1,216)             (2,900)       (2,435)
                                                 ---------     ---------            --------      --------

Income (loss) before income taxes                  (1,515)          342              (2,049)          763

Income tax provision (benefit)                       (591)          134                (799)          298
                                                 ---------     ---------            --------      --------

Net income (loss)                                $   (924)     $    208            $ (1,250)     $    465
                                                 =========     =========           =========     =========





                       See Notes to Condensed Consolidated Financial Statements

                          J.B. Williams Holdings, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                    Unaudited
                                 (In Thousands)


                                                At June 30,     At December 31,
                                                   1998               1997
                                                -----------     ---------------

ASSETS
------
Current Assets:
      Cash and cash equivalents                   $  4,413         $  7,375
      Accounts receivable, net                       7,824           13,758
      Inventories                                   14,552            9,200
      Other current assets                             509              636
                                                  --------         --------
         Total Current Assets                       27,298           30,969
                                                  --------         --------
Property and Equipment, Net                          1,080              943

Intangible Assets, Net                              44,119           45,692

Other Assets                                         3,720            3,867
                                                  --------         --------

TOTAL ASSETS                                      $ 76,217         $ 81,471
                                                  ========         ========


LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
Current Liabilities:
      Accounts payable                            $  2,071         $  3,318
      Accrued expenses and other liabilities         7,091            9,848
                                                  --------         --------
         Total Current Liabilities                   9,162           13,166
                                                  --------         --------

Due To Sellers Of Acquired Businesses                  872              872
                                                  --------         --------

Long Term Debt                                      50,345           50,345
                                                  --------         --------


Shareholder's Equity:
      Common stock and paid-in capital              10,796            9,600
      Notes receivable from stock sales             (1,196)              --
      Retained earnings                              6,238            7,488
                                                  --------         --------
    Total Shareholder's Equity                      15,838           17,088
                                                  --------         --------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY        $ 76,217         $ 81,471
                                                  ========         ========




            See Notes to Condensed Consolidated Financial Statements

                                      J.B. Williams Holdings, Inc.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Unaudited
                                             (In Thousands)


                                                                   Six Months Ended June 30,
                                                                   -------------------------
                                                                       1998          1997
                                                                       ----          ----

OPERATING ACTIVITIES:
    Net income (loss)                                               $ (1,250)     $    465
    Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
        Amortization of intangibles and debt issuance costs            1,822         1,983
        Depreciation and amortization of property and equipment          237           198
        Changes in operating assets and liabilities:
            Accounts receivable                                        5,934         2,493
            Inventories                                               (5,352)       (1,385)
            Other current assets                                         127          (345)
            Accounts payable                                          (1,247)       (1,283)
            Accrued expenses and other liabilities                    (2,757)       (1,049)
            Other assets                                                (102)          (68)
                                                                    ---------     ---------
    Net Cash Provided By (Used in) Operating Activities               (2,588)        1,009
                                                                    ---------     ---------
INVESTING ACTIVITIES:
    Purchases of property and equipment                                 (374)         (156)
                                                                    ---------     ---------
    Net Cash Used in Investing Activities                               (374)         (156)
                                                                    ---------     ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (2,962)          853
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         7,375        21,201
                                                                    ---------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  4,413      $ 22,054
                                                                    =========     =========



SUPPLEMENTAL CASH FLOW INFORMATION:
    Income taxes paid                                               $    604      $    424
    Interest paid                                                   $  3,021      $  3,021





                       See Notes to Condensed Consolidated Financial Statements

                          J.B. Williams Holdings, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.   Basis of Accounting and Organization

     The consolidated financial statements include J.B. Williams Holdings, Inc. and its wholly-owned subsidiaries: J.B. Williams Company, Inc., After Shave Products Inc., Pre-Shave Products Inc., Hair Care Products Inc., and CEP Holdings Inc. (collectively the "Company"). Brynwood Partners II L.P., a private partnership formed under Delaware law, is the owner of 90% of the issued and outstanding capital stock of the Company with the balance being owned by certain employees of the Company.

     The accompanying unaudited condensed consolidated financial statements as of June 30, 1998 and for the three month and six month periods ended June 30, 1998 and 1997 have been prepared in accordance with the instructions to Form 10-Q. All adjustments which, in the opinion of the management of the Company, are necessary for a fair presentation of the condensed consolidated financial statements for the three month and six month periods ended June 30, 1998 and 1997 have been reflected. All such adjustments are of a normal recurring nature. The June 30, 1998 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K.

     The results of operations for the period ended June 30, 1998 are not necessarily indicative of the operating results for the full year.

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

6.   Changes in Securities

     As of March 1, 1998, the Company issued 1,000 shares of common stock for an aggregate purchase price of $1,196,233. These shares were issued to certain employees of the Company as a result of the exercise of options issued to the employees under the Company=s 1994 Stock Option Plan. The shares were in each case paid for by a recourse promissory note in favor of the Company.

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

Results of Operations for the Three Month Period Ended June 30, 1998

The following table sets forth certain operating data for the three months ended June 30, 1998 and 1997.

                                                              Three Months Ended June 30,
                                                              ---------------------------
                                                                     (In Thousands)
                                      Personal Care Products      Health Care Products         Total Company
                                      ----------------------      --------------------         -------------
                                         1998          1997         1998         1997         1998         1997
                                         ----          ----         ----         ----         ----         ----
Net Sales                             $ 10,561      $  8,092     $  4,381     $  3,647     $ 14,942     $ 11,739

Cost of Goods Sold                       3,505         2,077        1,585        1,390        5,090        3,467
                                      --------      --------     --------     --------     --------     --------
Gross Margin                             7,056         6,015        2,796        2,257        9,852        8,272

Distribution and Cash Discounts            986           540          484          433        1,470          973
Advertising and Promotion                3,829         2,146          996          487        4,825        2,633
                                      --------      --------     --------     --------     --------     --------
Brand Contribution                    $  2,241      $  3,329     $  1,316     $  1,337        3,557        4,666
                                      ========      ========     ========     ========
Selling, General and Admin. Exp                                                               2,578        2,047
Depreciation and Amortization                                                                 1,032        1,061
                                                                                           --------      -------
Operating Income (Loss)                                                                         (53)       1,558

Interest Expense, Net                                                                         1,462        1,216
                                                                                           --------      -------
Income (Loss) Before Income Taxes                                                            (1,515)         342

Income Tax Provision (Benefit)                                                                 (591)         134
                                                                                           --------      -------
Net Income (Loss)                                                                          $   (924)     $   208
                                                                                           ========      =======


For the three month period ended June 30,1998, net sales increased 27.3% to $14,942,000 from $11,739,000 for the same period in 1997. This increase is entirely related to the new businesses either acquired or introduced in 1997. Excluding these new products, sales of the base products would have been down 8% versus sales during the same period in 1997. This decrease in sales of the base business products is primarily related to a weak cough/cold season and inventory reduction programs initiated by our trade customers. In spite of these factors, brand shares for all products, except Cepacol mouthwash, continue to show improvement versus the same period in 1997.

For the three month period ended June 30, 1998, cost of goods sold increased 46.8% to $5,090,000 from $3,467,000 for the same period in 1997. This increase is primarily related to the higher sales volumes and to higher manufacturing costs, particularly costs related to the transition of the San Francisco Soap Company products to new contract manufacturers and costs related to the 1998 San Francisco Soap Spring and Holiday gift set programs.


For the three month period ended June 30,1998, distribution expenses and cash discounts increased 51.1% to $1,470,000 from $973,000 for the same period in 1997. This increase is due to the increased sales volumes, the costs related to relocating the San Francisco Soap distribution operation and storage costs related to generally higher levels of inventory.


For the three month period ended June 30, 1998, advertising and promotion expenses increased 83.3% to $4,825,000 from $2,633,000 for the same period in 1997. This increase is entirely related to marketing support programs associated with the newly acquired businesses.


For the three month period ended June 30, 1998, selling, general, and administrative expenses increased 25.9% to $2,578,000 from $2,047,000 for the same period in 1997. This increase is related to a combination of increased staffing levels related to the new businesses and higher broker commission payments associated with the increase in net sales.


For the three month period ended June 30, 1998, depreciation and amortization of $1,032,000 decreased from $1,061,000 for the same period in 1997.


For the three month period ended June 30, 1998, interest expense, net of interest income, increased 20.2% to $1,462,000 from $1,216,000 for the same period in 1997. As a result of the acquisitions made during the second half of 1997, cash and cash equivalents decreased from $22,054,000 as of June 30, 1997 to $4,413,000 as of June 30, 1998. This decrease in cash has resulted in a corresponding decrease in interest income, thereby resulting in an overall increase in net interest expense.


For the three month period ended June 30, 1998, the Company recorded an income tax benefit of $591,000 versus an income tax expense of $134,000 for the same period in 1997. The effective tax rate was 39% for both interim periods.

Results of Operations for the Six Month Period Ended June 30, 1998

The following table sets forth certain operating data for the six months ended June 30, 1998 and 1997.

                                                              Three Months Ended June 30,
                                                              ---------------------------
                                                                     (In Thousands)

                                      Personal Care Products      Health Care Products         Total Company
                                      ----------------------      --------------------         -------------
                                         1998          1997          1998         1997         1998         1997
                                         ----          ----          ----         ----         ----         ----
Net Sales                             $ 21,090      $ 15,064      $  9,629     $  8,449     $ 30,719     $ 23,513

Cost of Goods Sold                       7,476         3,961         3,341        3,075       10,817        7,036
                                      --------      --------      --------     --------     --------     --------
Gross Margin                            13,614        11,103         6,288        5,374       19,902       16,477

Distribution and Cash Discounts          1,872         1,062           953          944        2,825        2,006
Advertising and Promotion                6,025         4,033         2,705        1,654        8,730        5,687
                                      --------      --------      --------     --------     --------     --------
Brand Contribution                    $  5,717      $  6,008      $  2,630     $  2,776        8,347        8,784
                                      ========      ========      ========     ========
Selling, General and Admin. Exp                                                                5,437        4,155
Depreciation and Amortization                                                                  2,059        2,181
                                                                                            --------     --------
Operating Income                                                                                 851        2,448

Other Income                                                                                      --          750
Interest Expense, Net                                                                         (2,900)      (2,435)
                                                                                            --------     --------
Income (Loss) Before Income Taxes                                                             (2,049)         763

Income Tax Provision (Benefit)                                                                  (799)         298
                                                                                            --------     --------
Net Income (Loss)                                                                           $ (1,250)    $    465
                                                                                            ========     ========

For the six month period ended June 30,1998, net sales increased 30.6% to $30,719,000 from $23,513,000 for the same period in 1997. This increase is entirely related to the new businesses either acquired or introduced in 1997. Excluding these new products, sales of the base products would have been down 9% versus sales during the same period in 1997. This decrease in sales of the base business products is primarily related to a weak cough/cold season and inventory reduction programs initiated by our trade customers. In spite of these factors, brand shares for all products, except Cepacol mouthwash, continue to show improvement versus the same period in 1997.


For the six month period ended June 30, 1998, cost of goods sold increased 53.7% to $10,817,000 from $7,036,000 for the same period in 1997. This increase is primarily related to the higher sales volumes and to higher manufacturing costs, particularly costs related to the transition of the San Francisco Soap Company products to new contract manufacturers and costs related to the 1998 San Francisco Soap Spring and Holiday gift set programs.


For the six month period ended June 30,1998, distribution expenses and cash discounts increased 40.8% to $2,825,000 from $2,006,000 for the same period in 1997. This increase is due to the increased sales volumes, the costs related to relocating the San Francisco Soap distribution operation and storage costs related to generally higher levels of inventory.

For the six month period ended June 30, 1998, advertising and promotion expenses increased 53.5% to $8,730,000 from $5,687,000 for the same period in 1997. This increase is entirely related to marketing support programs associated with the newly acquired businesses.


For the six month period ended June 30, 1998, selling, general, and administrative expenses increased by 30.9% to $5,437,000 from $4,155,000 for the same period in 1997. This increase is related to a combination of increased staffing and higher broker commission payments related to the increase in net sales.


For the six month period ended June 30, 1998, depreciation and amortization of $2,059,000 decreased from $2,181,000 for the same period in 1997.


For the six month period ended June 30, 1997, other income of $750,000 was received as a result of a one-time payment that represented a break-up fee payable to the Company pursuant to the terms of a Letter of Intent entered into by the Company in connection with a potential transaction.


For the six month period ended June 30, 1998, interest expense, net of interest income, increased 19.1% to $2,900,000 from $2,435,000 for the same period in 1997. As a result of the acquisitions made during the second half of 1997, cash and cash equivalents decreased from $22,054,000 as of June 30, 1997 to $4,413,000 as of June 30, 1998. This decrease in cash has resulted in a corresponding decrease in interest income, thereby resulting in an overall increase in net interest expense.


For the six month period ended June 30, 1998, the Company recorded an income tax benefit of $799,000 versus an income tax expense of $298,000 for the same period in 1997. The effective tax rate was 39% for both interim periods.


Liquidity and Capital Resources

The following chart summarizes the net funds provided by and/or used in operating, financing and investing activities for the periods ended June 30, 1998 and 1997 (in thousands).

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                           1998          1997
                                                           ----          ----
Net cash provided by (used in)operating activities       $(2,588)       $1,009
Net cash used in investing activities                       (374)         (156)
Increase (decrease) in cash and cash equivalents         $(2,962)         $853

The principal adjustments to reconcile net loss of $1,250,000 for the period ended June 30, 1998 to net cash used in operating activities of $2,588,000 are depreciation and amortization of $2,059,000, offset by a net increase in working capital requirements of $3,397,000. The working capital increase is primarily linked to higher inventories, associated with the San Francisco Soap Holiday gift set program, and generally lower levels of payables and accrued expenses.

Capital expenditures, which were $374,000 for the six months ended June 30, 1998, are generally not significant in the Company's business. Except for approximately $600,000 that the Company has budgeted for the replacement and upgrade of its financial operating system which should also address Year 2000 compliance requirements, the Company currently has no material commitments for future capital expenditures.

As a result of the Senior Notes, the Company had $50.3 million of total debt outstanding of December 31, 1997. Management expects that cash on hand and internally generated funds will provide sufficient capital resources to finance the Company=s operations and meet interest requirements on the Senior Notes, both in respect of the short term as well as during the long term. However, as a result of the cash expenditures made in connection with the Company=s acquisition of the San Francisco Soap, Cepacol (Canada) and Viractin businesses, cash and cash equivalents decreased from $21,201,000 on December 31, 1996, to $7,375,000 on December 31, 1997. Since there can be no guarantee that the Company will generate internal funds sufficient to finance its operations and debt requirements, the Company has arranged for a secured line of credit with the Bank of New York through August 31, 1999 to provide funds, should they be required, in order for the Company to meet its liquidity requirements. The line of credit is in the maximum amount of $5,000,000, with the amount available being subject to reduction based on certain criteria relative to the Company=s accounts receivable and inventory.

                           Part II - Other Information


Item 2 - Changes in Securities

As of March 1, 1998, the Company issued 1,000 shares of common stock for an aggregate purchase price of $1,196,233. These shares were issued to certain employees of the Company as a result of the exercise of options issued to the employees under the Company=s 1994 Stock OptionPlan, and pursuant to the exemption from registration under the Securities Act of 1933 provided for by Rule 701 of Regulation S-K. The shares were in each case paid for by a recourse promissory note in favor of the Company.

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






                                               J.B. WILLIAMS HOLDINGS, INC.




Date:   August 12, 1998                       /s/ Kevin C. Hartnett
        ----------------                      ---------------------------------
                                              Name:   Kevin C. Hartnett
                                              Title:  Vice President and
                                                      Chief Financial Officer