Form 10-Q
period 1998-09-30
WILLIAMS J B HOLDINGS INC
filed 1998-11-16
CIK 929651

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q


[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number: 33-83734

                          J. B. WILLIAMS HOLDINGS, INC.
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                            06-1387159
           --------                                            ----------
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

Number of shares of the issuer=s Common Stock, par value $0.01, outstanding as of October 31, 1998: 10,000

                          J.B. Williams Holdings, Inc.

                                    I N D E X


                                                                      PAGE
Part I  - Financial Information

     Item 1:  Financial Statements (Unaudited):

              Condensed    Consolidated     Statements    of            3
              Operations  for  the  Three  Months  and  Nine
              Months Ended  September 30, 1998 and September
              30, 1997

              Condensed   Consolidated   Balance  Sheets  at            4
              September 30, 19984 and December 31, 1997

              Condensed  Consolidated   Statements  of  Cash            5
              Flows for the Nine Months Ended  September 30,
              1998 and September 30, 1997

              Notes  to  Condensed   Consolidated  Financial            6
              Statements


     Item 2:  Management's   Discussion   and   Analysis  of            8
              Financia Condition and Results of Operations



Part II - Other Information

     Item 2: Changes in Securities                                     14

     Item 6: Exhibits and Reports on Form 8-K                          14

     Signature                                                         15



                                     J.B. Williams Holdings, Inc.
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Unaudited
                                             (In Thousands)



                                             Three Months Ended        Nine Months Ended
                                             ------------------        -----------------
                                               September 30,             September 30,
                                               -------------             -------------
                                             1998         1997         1998          1997
                                             ----         ----         ----          ----

Net sales ............................     $ 20,025     $ 15,379     $ 50,744      $ 38,892

Cost of sales ........................        8,558        5,747       19,375        12,783
                                           --------     --------     --------      --------

Gross margin .........................       11,467        9,632       31,369        26,109

Distribution and cash discounts ......        1,735        1,122        4,560         3,128
Advertising and promotion ............        4,675        3,134       13,405         8,821
Selling, general and administrative ..        2,333        2,503        7,770         6,658
  expense
Depreciation and amortization ........        1,037        1,205        3,096         3,386
                                           --------     --------     --------      --------
Operating income .....................        1,687        1,668        2,538         4,116
Other income .........................         --           --           --            (750)
Interest expense-net .................        1,464        1,289        4,364         3,724
                                           --------     --------     --------      --------

Income (loss) before income taxes ....          223          379       (1,826)        1,142

Income tax provision (benefit) .......           87          148         (712)          445
                                           --------     --------     --------      --------

Net income (loss) ....................     $    136     $    231     $ (1,114)     $    697
                                           ========     ========     ========      ========




Retained earnings, beginning of period     $  6,238     $  7,380     $  7,488      $  6,915
Retained earnings, end of period .....     $  6,374     $  7,612     $  6,374      $  7,612

Income per share: Basic ..............     $  13.91     $  25.66     $(113.94)     $  77.44
Income per share: Diluted ............     $  14.20     $  24.66     $(116.34)     $  74.41

Average basic shares outstanding .....        9,777        9,000        9,777         9,000
Average diluted shares outstanding ...        9,575        9,366        9,575         9,366





            See Notes to Condensed Consolidated Financial Statements

                          J.B. Williams Holdings, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                    Unaudited
                                 (In Thousands)

                                                 At September    At December
                                                 ------------    -----------
                                                   30, 1998        31, 1997
                                                   --------        --------
ASSETS
------
Current Assets:
     Cash and cash equivalents ............       $  1,982        $  7,375
     Accounts receivable, net .............         12,347          13,758
     Inventories ..........................         14,469           9,200
     Other current assets .................          1,199             636
                                                  --------        --------
        Total Current Assets ..............         29,997          30,969
                                                  --------        --------

Property and Equipment, Net ...............          1,277             943

Intangible Assets, Net ....................         43,417          45,692
Other Assets ..............................          3,648           3,867
                                                  --------        --------

TOTAL ASSETS ..............................       $ 78,339        $ 81,471
                                                  ========        ========


LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
Current Liabilities:
     Accounts payable .....................       $  4,669        $  3,318
     Accrued expenses and other liabilities          6,677           9,848
                                                  --------        --------
        Total Current Liabilities .........         11,346          13,166
                                                  --------        --------

Due To Sellers Of Acquired Businesses .....            674             872
                                                  --------        --------

Long Term Debt ............................         50,345          50,345
                                                  --------        --------

Shareholder's Equity:
     Common stock and paid-in capital .....         10,796           9,600
     Notes receivable from stock sales ....         (1,196)           --
     Retained earnings ....................          6,374           7,488
                                                  --------        --------
     Total Shareholder's Equity ...........         15,974          17,088
                                                  --------        --------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY        $ 78,339        $ 81,471
                                                  ========        ========




            See Notes to Condensed Consolidated Financial Statements

                                 J.B. Williams Holdings, Inc.
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Unaudited
                                        (In Thousands)



                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                        1998           1997
                                                                        ----           ----
OPERATING ACTIVITIES:
   Net income(loss) ..........................................       $ (1,114)       $    697
   Adjustments to reconcile net income to net cash provided
   by operating activities:
       Amortization of intangibles and debt issuance costs ...          2,733           3,084
       Depreciation and amortization of property and equipment            363             302
       Changes in operating assets and liabilities:
       Accounts receivable ...................................          1,411          (1,320)
       Inventories ...........................................         (5,269)         (1,230)
       Other current asset ...................................           (563)           (409)
       Accounts payable ......................................          1,351            (917)
       Accrued expenses and other liabilities ................         (3,369)            980
       Other assets ..........................................           (243)            (85)
                                                                     --------        --------
Net Cash Provided by (Used in) Operating Activities ..........         (4,700)          1,102
                                                                     --------        --------


INVESTING ACTIVITIES
   Acquisition of San Francisco Soap Business
   and related assets ........................................           --           (11,704)
   Acquisition of Viractin Business and related assets .......           --            (4,692)
   Purchase of property and equipment ........................           (693)           (245)
                                                                     --------        --------
Net Cash Used In Investing Activities ........................           (693)        (16,641)
                                                                     --------        --------


Decrease in Cash and Cash Equivalents ........................         (5,393)        (15,539)
Cash and cash equivalents, beginning of year .................          7,375          21,201
                                                                     --------        --------
Cash and Cash Equivalents, End of Period .....................       $  1,982        $  5,662
                                                                     ========        ========


SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid ............................................       $    618        $    424
Interest paid ................................................       $  6,041        $  6,041






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

     The accompanying unaudited condensed consolidated financial statements as of September 30, 1998 and for the three month and nine month periods ended September 30, 1998 and 1997 have been prepared in accordance with the instructions to Form 10-Q. All adjustments which, in the opinion of the management of the Company, are necessary for a fair presentation of the condensed consolidated financial statements for the three month and nine month periods ended September 30, 1998 and 1997 have been reflected. All such adjustments are of a normal recurring nature. The September 30, 1998 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K.

     The results of operations for the period ended September 30, 1998 are not necessarily indicative of the operating results for the full year.

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

6.   CHANGES IN SECURITIES

     As of March 1, 1998, the Company had issued 1,000 shares of common stock for an aggregate purchase price of $1,196,233. These shares were issued to certain employees of the Company as a result of the exercise of options issued to the employees under the Company=s 1994 Stock Option Plan. The shares were in each case paid for by a recourse promissory note in favor of the Company.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998

The following table sets forth certain operating data for the three months ended September 30, 1998 and 1997.

                                                        Three Months Ended September 30,
                                                        --------------------------------
                                                                 (In Thousands)

                                    Personal Care Products   Health Care Products       Total Company
                                    ----------------------   --------------------       -------------
                                       1998        1997        1998        1997        1998       1997
                                       ----        ----        ----        ----        ----       ----

Net Sales ......................     $13,966     $ 9,577     $ 6,059     $ 5,802     $20,025     $15,379
Cost of Goods Sold .............       6,458       4,084       2,100       1,663       8,558       5,747
                                     -------     -------     -------     -------     -------     -------
Gross Margin ...................       7,508       5,493       3,959       4,139      11,467       9,632
Distribution and Cash Discounts        1,176         632         559         490       1,735       1,122
Advertising and Promotion ......       3,683       1,844         992       1,290       4,675       3,134
                                     -------     -------     -------     -------     -------     -------
Brand Contribution .............     $ 2,649     $ 3,017     $ 2,408     $ 2,359       5,057       5,376
                                     =======     =======     =======     =======
Selling, General and Admin. Exp                                                        2,333       2,503
Depreciation and Amortization                                                          1,037       1,205
                                                                                     -------     -------
Operating Income                                                                       1,687       1,668
Interest Expense, Net                                                                  1,464       1,289
                                                                                     -------     -------
Income Before Income Taxes                                                               223         379
Income Tax Provision                                                                      87         148
                                                                                     -------     -------
Net Income                                                                           $   136     $   231
                                                                                     =======     =======


For the three month period ended September 30,1998, net sales increased 30.2% to $20,025,000 from $15,379,000 for the same period in 1997. This increase is entirely related to the new businesses either acquired or introduced in 1997. Excluding these new products, sales of the base products would have been down approximately 8% versus sales during the same period in 1997. This decrease in sales of the base business products is primarily related to trade concerns about the possibility of another weak cough/cold season and inventory reduction programs initiated by our trade customers. In spite of these factors, brand shares for all base business products, except Cepacol mouthwash, continue to show improvement versus the same period in 1997.

For the three month period ended September 30, 1998, cost of goods sold increased 48.9% to $8,558,000 from $5,747,000 for the same period in 1997. This increase is primarily related to the higher sales volumes and to higher manufacturing costs, particularly costs related to the transition of the San Francisco Soap Company products to new contract manufacturers and assembly costs related to the 1998 San Francisco Soap Spring and Holiday gift set programs.


For the three month period ended September 30,1998, distribution expenses and cash discounts increased 54.6% to $1,735,000 from $1,122,000 for the same period in 1997. This increase is due to the increased sales volumes and storage costs related to generally higher levels of inventory.


For the three month period ended September 30, 1998, advertising and promotion expenses increased 49.2% to $4,675,000 from $3,134,000 for the same period in 1997. This increase is entirely related to marketing support programs associated with the newly acquired businesses and with introductory expenses associated with the Total Hair Fitness brand.


For the three month period ended September 30, 1998, selling, general, and administrative expenses decreased 6.8% to $2,333,000 from $2,503,000 for the same period in 1997. This decrease is related to the elimination of certain accrued expenses partially offset by a combination of increased staffing levels related to the new businesses and higher broker commission payments associated with the increase in net sales.


For the three month period ended September 30, 1998, depreciation and amortization decreased 13.9% to $1,037,000 from $1,205,000 for the same period in 1997. This decrease reflects that certain intangible assets associated with the acquisition of the men=s personal care business are now fully amortized.


For the three month period ended September 30, 1998, interest expense, net of interest income, increased 13.6% to $1,464,000 from $1,289,000 for the same period in 1997. As a result of the acquisitions made during the second half of 1997, cash and cash equivalents decreased significantly from previous year balances. This decrease in cash has resulted in a corresponding decrease in interest income, thereby resulting in an overall increase in net interest expense.


For the three month period ended September 30, 1998, income taxes were $87,000 as compared to $148,000 for the same period in 1997. The effective tax rate was 39% for both interim periods.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998

The following table sets forth certain operating data for the nine months ended September 30, 1998 and 1997.

                                                        Nine Months Ended September 30,
                                                        -------------------------------
                                                                 (In Thousands)

                                      Personal Care Products        Health Care Products            Total Company
                                      ----------------------        --------------------            -------------
                                        1998          1997           1998         1997           1998           1997
                                        ----          ----           ----         ----           ----           ----

Net Sales ......................       $35,056       $24,641       $15,688       $14,251       $50,744       $38,892
Cost of Goods Sold .............        13,934         8,045         5,441         4,738        19,375        12,783
                                       -------       -------       -------       -------       -------       -------
Gross Margin ...................        21,122        16,596        10,247         9,513        31,369        26,109
Distribution and Cash Discounts          3,048         1,694         1,512         1,434         4,560         3,128
Advertising and Promotion ......         9,708         5,877         3,697         2,944        13,405         8,821
                                       -------       -------       -------       -------       -------       -------
Brand Contribution .............       $ 8,365       $ 9,025       $ 5,038       $ 5,135        13,404        14,160
                                       =======       =======       =======       =======
Selling, General and Admin. Exp                                                                  7,770         6,658
Depreciation and Amortization                                                                    3,096         3,386
                                                                                               -------       -------
Operating Income                                                                                 2,538         4,116
Other Income                                                                                      ---            750
Interest Expense, Net                                                                           (4,364)       (3,724)
                                                                                               -------       -------
Income (Loss) Before Income Taxes                                                               (1,826)        1,142
Income Tax Provision (Benefit)                                                                    (712)          445
                                                                                               -------       -------
Net Income (Loss)                                                                              $(1,114)      $   697
                                                                                               =======       =======


For the nine month period ended September 30,1998, net sales increased 30.5% to $50,744,000 from $38,892,000 for the same period in 1997. This increase is entirely related to the new businesses either acquired or introduced in 1997. Excluding these new products, sales of the base products would have been down approximately 8% versus sales during the same period in 1997. This decrease in sales of the base business products is primarily related to a weak cough/cold season and inventory reduction programs initiated by our trade customers. In spite of these factors, brand shares for all base business products, except Cepacol mouthwash, continue to show improvement versus the same period in 1997.


For the nine month period ended September 30, 1998, cost of goods sold increased 51.6% to $19,375,000 from $12,783,000 for the same period in 1997. This increase is primarily related to the higher sales volumes and to higher manufacturing costs, particularly costs related to the transition of the San Francisco Soap Company products to new contract manufacturers and assembly costs related to the 1998 San Francisco Soap Spring and Holiday gift set programs.


For the nine month period ended September 30,1998, distribution expenses and cash discounts increased 45.8% to $4,560,000 from $3,128,000 for the same period in 1997. This increase is due to the increased sales volumes, the costs related to relocating the San Francisco Soap distribution operation and storage costs related to generally higher levels of inventory.

For the nine month period ended September 30, 1998, advertising and promotion expenses increased 52.0% to $13,405,000 from $8,821,000 for the same period in 1997. This increase is entirely related to marketing support programs associated with either the newly acquired businesses or with introductory expenses associated with the Total Hair Fitness brand.


For the nine month period ended September 30, 1998, selling, general, and administrative expenses increased by 16.7% to $7,770,000 from $6,658,000 for the same period in 1997. This increase is related to a combination of increased staffing and higher broker commission payments related to the increase in net sales.


For the nine month period ended September 30, 1998, depreciation and amortization decreased 8.6% to $3,096,000 from $3,386,000 for the same period in 1997. This decrease reflects that certain intangible assets associated with the acquisition of the men's personal care business are now fully amortized.


For the nine month period ended September 30, 1997, other income of $750,000 was received as a result of a one-time payment that represented a break-up fee payable to the Company pursuant to the terms of a Letter of Intent entered into by the Company in connection with a potential transaction.


For the nine month period ended September 30, 1998, interest expense, net of interest income, increased 17.2% to $4,364,000 from $3,724,000 for the same period in 1997. As a result of the acquisitions made during the second half of 1997, cash and cash equivalents decreased significantly from previous year balances. This decrease in cash has resulted in a corresponding decrease in interest income, thereby resulting in an overall increase in net interest expense.


For the nine month period ended September 30, 1998, the Company recorded an income tax benefit of $712,000 versus an income tax expense of $445,000 for the same period in 1997. The effective tax rate was 39% for both interim periods.


LIQUIDITY AND CAPITAL RESOURCES

The following chart summarizes the net funds provided by and/or used in operating, financing and investing activities for the periods ended September 30, 1998 and 1997 (in thousands).

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                    1998            1997
                                                    ----            ----
Net cash provided by (used in)
  operating activities ..............            $ (4,700)       $  1,102
Net cash used in investing activities                (693)        (16,641)
                                                  --------        --------
Decrease in cash and cash equivalents            $ (5,393)       $(15,539)

The principal adjustments to reconcile net loss of $1,114,000 for the period ended September 30, 1998 to net cash used in operating activities of $4,700,000 are depreciation and amortization of $3,096,000, offset by a net increase in working capital requirements of $6,682,000. The working capital increase is primarily linked to higher inventories associated with the San Francisco Soap Holiday gift set program and generally lower levels of accrued expenses.

Capital expenditures, which were $693,000 for the nine months ended September 30, 1998, are generally not significant in the Company's business. Except for approximately $600,000 that the Company has budgeted for the replacement and upgrade of its financial operating system, the Company currently has no material commitments for future capital expenditures.

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


YEAR 2000 READINESS DISCLOSURE

As part of a plan to improve its overall system capabilities, the Company initiated a Year 2000 program in 1997 to upgrade its internal use software and hardware to address possible issues that may arise from using two digits rather than four to define the applicable year for dates. As part of this effort the Company is reviewing the compliance of material third parties (significant vendors and customers) on the operations of the business in order to determine the risks to the Company for a third party's failure to remediate its own Year 2000 issues. While this information will be used to mitigate these risks, due to the complexity of the problem, there can be no assurance that any third party systems will be Year 2000 compliant on a timely basis or that non-compliance will not have an adverse material impact on the company.

The Company believes that the planned modifications and conversions of internal systems and hardware will allow it to meet its Year 2000 compliance schedule and prevent any material adverse impact on its results of operations, liquidity and financial condition. However, due to the inherent uncertainty of the Year 2000 problem, the Company cannot determine whether its overall program, including third party compliance, or any future contingency plans will, in fact, prevent a material adverse impact on its results of operations, liquidity and financial condition. It is believed that the most likely worst case scenario would involve the temporary disruption of fulfilling and billing customer orders, which would require manual resolution. No material adverse impact on the Company's financial condition is expected from this specific scenario.

Estimated costs for the complete system upgrade, including any specific Year 2000 requirements, are projected to be approximately $600,000 of which $350,000 have been incurred through September 30, 1998 and $150,000 are estimated for the fourth quarter of 1998. The funds for these costs have and will continue to come from normal operating cash flows of the business. It is expected that all internal systems will be implemented, tested and validated by June 1999.

The contingency planning process is ongoing and, as additional information becomes available, will consider the results of the systems conversion and the status of third party Year 2000 readiness.

                           Part II - Other Information


Item 2 - Changes in Securities

     As of March 1, 1998, the Company issued 1,000 shares of common stock for an aggregate purchase price of $1,196,233. These shares were issued to certain employees of the Company as a result of the exercise of options issued to the employees under the Company=s 1994 Stock Option Plan, and pursuant to the exemption from registration under the Securities Act of 1933 provided for by Rule 701 of Regulation S-K. The shares were in each case paid for by a recourse promissory note in favor of the Company.

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






                                         J.B. WILLIAMS HOLDINGS, INC.




Date:   November 12, 1998                /s/ Kevin C. Hartnett
        ------------------               -------------------------------------
                                         Name:  Kevin C. Hartnett
                                         Title: Vice President and Chief
                                                  Financial Officer