Form 10-K
period 1998-12-31
WILLIAMS J B HOLDINGS INC
filed 1999-03-30
CIK 929651

F O R M 10 - K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the Fiscal Year Ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT  OF  1934
For  the   transition   period   from              to
                                      ------------    -------------

Commission file number       33-83734
                       --------------------

                          J.B. WILLIAMS HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                  06-1387159
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
               or organization)                              Number)

                65 Harristown Road
              Glen Rock, New Jersey                                07452
     (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:            (201) 251-8100

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 27, 1998: $0.00

Number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding as of March 7, 1998: 10,000

                                     PART I


Item 1.  BUSINESS

J.B. Williams Holdings, Inc. (the "Company" or the "Registrant"), was incorporated in 1993 to create a holding company for J.B. Williams Company, Inc. ("J.B. Williams"), and for its other subsidiaries (collectively, the "Subsidiaries"). The Company, through its Subsidiaries, distributes and sells personal and health care products in the United States, Canada and Puerto Rico. During August 1997 the Company added to its personal care products business with the acquisition of the San Francisco Soap Company brand from Avalon Natural Cosmetics, Inc. It also added to its health care products business with the August 1997 acquisition of the Viractin brand from Virotex Corp. and the October 1997 acquisition of the Cepacol business in Canada from Hoechst Marion Roussel Canada, Inc.

The Company and its subsidiaries are engaged in the marketing, sales and distribution of personal and health care products. The Company's personal care products are Aqua Velva(R) men's grooming products, Brylcreem(R) hair care preparations, Total Hair Fitness men's shampoos and conditioners, Lectric Shave(R) pre-shave lotion, Williams(R) Mug Shaving Soap and San Francisco Soap Company specialty bath items. The Company's health care products are Cepacol(R) mouthwash, Cepacol(R) throat spray, Cepacol(R) throat lozenges and Cepacol(R) Viractin(R) cold sore and fever blister medication. The Company's products are distributed through a network of independent brokers, consisting of approximately 60 brokers, covering all fifty states. The Company's brokers are compensated for their services by the Company on a commission basis, and either the Company or the broker may terminate their relationship upon 30 days' notice.

The primary market for the Company's products is the general public throughout the United States, Canada and Puerto Rico. The products are distributed through retail accounts, with the Company's largest account, Wal*Mart, accounting for 17% of the Company's U.S. net sales in 1998. Wal*Mart makes its purchasing decisions on a centralized basis. Although the Company believes its relationship with Wal*Mart to be very good, should Wal*Mart significantly reduce its volume of purchases from the Company, cash flow and net income would be adversely affected and replacing such sales would be difficult.

The Company does not have formal arrangements for the purchase and sale of its products with its major customers, except for pricing arrangements pursuant to which the Company has set predetermined prices for its products. The Company's net sales fluctuate from month to month due to the timing of purchases as well as to price discounts offered to certain of the Company's customers. Prior to 1997, the Company's net sales had not demonstrated significant seasonal variation, however sales in 1997 and 1998 were strongly impacted by shipments during the September/December holiday period of San Francisco Soap Company gift set products.

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

The Company's trademarks "Aqua Velva", "Lectric Shave", "Brylcreem", "Williams Mug Shaving Soap", "Cepacol" and "Viractin" have been registered with the United States Patent and Trademark Office and under the Canadian Trademark Act. The Company considers these trademarks to be the most important assets of the business.

As of December 31, 1998, the Company had 49 employees, all of which are non-union. The Company considers its relationship with its employees to be good.


Item 2.  PROPERTIES

The Company maintains its executives offices in Glen Rock, New Jersey, in leased office space of approximately 15,000 square feet. The lease on the property expires in July, 2001. The Company also uses public warehouse and distribution facilities in Plainfield, Indiana, Sparks, Nevada and Honolulu, Hawaii.


Item 3.  LEGAL PROCEEDINGS

During 1998 the Company terminated a manufacturing and sales agreement to distribute a cold remedy product composed of zinc acetate lozenges called Cepacol ColdCare. The other party to the agreement has claimed that the Company's termination was a breach of the agreement, and has referred the matter to arbitration as required by the agreement. The matter is still under arbitration and the outcome is not determinable at this time. However, management does not believe that an adverse outcome would have a material affect on the Company.

Other than the matter discussed above, neither the Company nor any of its subsidiaries is party to any material pending legal proceedings.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the equity securities of the Company or of its Subsidiaries. The Company's equity securities are held of record by 12 owners. The Company has not declared any cash dividends on its common equity for the two most recent fiscal years, and does not currently intend to declare any such cash dividends for the foreseeable future. In addition, the Indenture under which the Company's $55,000,000 12% Senior Notes due 2004 were issued contains restrictions on the payment of dividends which may limit materially the future payments of dividends on the common equity.


Item 6.  SELECTED FINANCIAL DATA (IN THOUSANDS)

The financial and operating data set forth on the following page as of December 31, 1998, 1997, 1996, 1995 and 1994 and for the years ended December 31, 1998,
December 31, 1997, December 31, 1996, December 31, 1995 and December 31, 1994, are derived from, and should be read in conjunction with the consolidated financial statements of the Company and related notes thereto.

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

The cost of the Viractin business was approximately $4,692,000 of which $550,000 was allocated to the fair value of the tangible assets acquired and $4,142,000 was allocated to intangibles. The cost of the San Francisco Soap Company business was approximately $11,704,000 of which $7,740,000 was allocated to the fair value of tangible assets acquired and $3,964,000 was allocated to intangibles. (In both of these transactions there are additional contingent payments tied to annual net sales during the five year period following each respective closing date.) The cost of the Cepacol(Canada) business was approximately $1,490,000 all of which was allocated to intangibles.

The acquisitions were accounted for by the purchase method. Net sales for the year ended December 31, 1997 were approximately $650,000 for the Viractin business, $7,900,000 for the San Francisco Soap Company business and $200,000 for the Cepacol(Canada) business. Had these acquisitions been made as of January 1, 1997 net sales would have increased by approximately $2,300,000 due to the Viractin business, approximately $14,900,000 due to the San Francisco Soap Company business and approximately $1,600,000 due to the Cepacol(Canada) business.

Additionally, there is only limited financial and operating data presented with respect to the Cepacol health care products for the period from January 1, 1994 through February 19, 1994, because during such period the Cepacol health care products were owned and operated as part of the consumer brand business of SmithKline Beecham Consumer Healthcare, Inc. (ASKB@), and not as a separate business unit.

Selected Financial Data
(In Thousands)

                                        Health Care Products                  J.B. Williams Holdings, Inc.
                                        --------------------   -------------------------------------------------------------
                                             January 1,
                                               Through                              Fiscal Years Ended
                                             February 19                               December 31
                                            -------------      -------------------------------------------------------------

                                                1994           1994          1995          1996           1997          1998
                                                ----           ----          ----          ----           ----          ----

Income Statement Data:
Net Sales...................................   $2,454       $44,060        $46,899       $48,283       $63,868        $76,106
Cost of Goods Sold..........................      879        13,605(1)      13,111        14,206        23,555(1)      31,294
                                              -------      ---------      --------      --------      --------       --------
Gross Profits...............................    1,575        30,455         33,788        34,077        40,313         44,812
Advertising.................................       -          1,825          2,436         3,241         4,134          3,933
Promotion...................................      386         5,994          6,740         7,412        10,555         13,351
Distribution and Cash Discounts.............      114         4,202          4,273         3,683         5,100          5,884
                                              -------      --------       --------      --------      --------       --------
Brand Contribution..........................   $1,075       $18,434        $20,339       $19,741       $20,524        $21,644
                                               ======       =======        =======       =======       =======        =======
Selling, General and Administrative Expenses                  6,096          7,060         7,452        10,248         10,520
Depreciation and Amortization...............                  4,250          4,543         4,580         4,887          4,176
Other Income................................                      -              -             -          (750)             -
Interest Expense, Net.......................                  5,578          5,685         5,231         5,200          5,957
                                                            -------         ------         -----      --------       --------
Income Before Income Taxes..................                  2,510          3,051         2,478           939            991
Provision for Income Taxes..................                    976          1,251         1,015           366            410
                                                           --------        -------         -----     ---------      ---------
Net Income..................................                $ 1,534       $  1,800       $ 1,463      $    573       $    581
                                                            =======       ========       =======      ========       ========


Balance Sheet Data:
Cash........................................                $14,072       $ 19,478       $21,201      $  7,375       $  6,263
Working Capital.............................                 17,202         22,925        23,555        18,404         22,249
Intangible Assets, Net......................                 47,128         43,145        39,222        45,692         42,638
Total Assets................................                 76,625         78,198        76,795        81,471         80,162
Total Debt..................................                 55,000         55,000        50,345        50,345         50,345
Shareholder's Equity........................                 13,252         15,052        16,515        17,088         17,669

                          (footnotes on following page)

                        NOTES TO SELECTED FINANCIAL DATA

--------------------------------


 (1) Includes an inventory purchase accounting adjustment associated with the acquisition of the health care products business which increased cost of goods sold by $1.3 million for 1994, and an inventory purchase accounting adjustment associated with the acquisitions of the Viractin and San Francisco Soap Company businesses which increased cost of goods sold by $2.2 million for 1997.


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

On March 16, 1994, the Company offered and sold $55.0 million 12% Senior Notes due 2004 pursuant to an indenture of even date (the "Senior Notes"). The Company applied a portion of such net proceeds to the repayment in full of approximately $33.0 million of indebtedness to SmithKline Beecham Corporation (ASKB@) incurred in connection with the 1993 acquisition of the mens personal care products business. The Company also used approximately $16.3 million of such net proceeds, together with a $2 million cash equity contribution by its sole shareholder, to pay the purchase price for the 1994 acquisition of the Cepacol health care products business. The Senior Notes originally carried a 122% interest rate, which was permanently reduced to 12% on December 1, 1994, as a result of the consummation of an Exchange Offer by the Company (the "Exchange Offer").

The operations of the Company began on January 1, 1993, following the acquisition of the mens personal care products business. During the nine-month period thereafter, management was retained and an independent broker network was established. During this period SKB conducted substantially all of the selling and administrative functions associated with operating the personal care products business on behalf of the Company pursuant to a Transitional Services Agreement between the Company and SKB. In a similar arrangement, SKB continued to provide certain selling and administrative functions for the two-month period following the February, 1994 acquisition of the health care products business. As a result, the financial data presented for these time periods may not reflect the costs and expenses that would have resulted if the business had been operated without the benefit of the services provided by SKB under the Transitional Services Agreement.

RESULTS OF OPERATIONS

The following table sets forth certain financial data for the Company for each of the three years ended December 31, 1996, 1997 and 1998.


                                                 Fiscal Years Ended December 31
                                      ------------------------------------------------------

                                           1996                 1997                1998
                                      ----------------      -------------      -------------
                                                       (Dollars in thousands)
                                            (Percentages represent percent of net sales)

Net Sales                               $48,283   100%      $63,868  100%       $76,106  100%
Cost of Goods Sold                       14,206    29        23,555   37         31,294   41
                                       --------    --       ------- ----        ------- ----

Gross Profit                             34,077    71%       40,313   63%        44,812   59%
Advertising & Promotion                  10,653    22        14,689   23         17,284   23
Distribution and Cash Discounts           3,683     8         5,100    8          5,884    8
                                       --------   ---       ------- ----        ------- ----

Brand Contribution                       19,741    41%       20,524   32%        21,644   28%

Selling, General & Administrative        $7,452    15        10,248   16         10,520   14
Depreciation & Amortization               4,580     9         4,887    8          4,176    5
Other Income                                 --    --          (750)  (1)            --   --
Interest Expense, Net                     5,231    11         5,200    8          5,957    8
Provision for Income Taxes                1,015     2           366    1            410    1
                                         ------     -       -------    -        ------- ----

Net Income                               $1,463     3%       $  573    1%       $   581    1%
                                         ======     ==       ======  ====       ======= =====




1998 Compared to 1997
---------------------

Net sales increased 19.2% to $76.1 million in 1998 from $63.9 million in 1997. This increase is primarily related to the full year impact of the San Francisco Soap, Cepacol(Canada) and Viractin businesses acquired during 1997 and the sales resulting from the 1998 introduction of Total Hair Fitness, a line of shampoos and conditioners for men. Aside from these products, 1998 sales of the base business items decreased approximately 8.0% versus 1997. This decrease was primarily related to a reduction in sales on the Cepacol cough/cold products, due to a weak cough/cold season, and lower sales on both Aqua Velva and Cepacol mouthwash due to increased levels of competitive activity as marketing support funds previously used to support these businesses were diverted to support the San Francisco Soap and Total Hair Fitness brands.

Cost of goods sold increased 32.9% to $31.3 million in 1998 from $23.6 million in 1997. Cost of goods sold were adversely affected in 1997 by a $2.2 million charge relating to a purchase accounting adjustment to the value of the San Francisco Soap Company and Viractin products inventory purchased during 1997. Excluding this charge, cost of goods sold would have increased 46.3% to $31.3 million in 1998 from $21.4 million in 1997. This increase in cost of goods sold reflects a combination of the increased sales volumes, higher manufacturing costs caused by price increases from the Company's contract manufacturers and component suppliers as well as generally higher manufacturing costs related to the San Francisco Soap Company products, particularly the holiday gift items.

In addition to these factors, the Company also incurred certain one-time costs as it transitioned the manufacturing and distribution operations for the San Francisco Soap business to new suppliers. It also experienced significant cost penalties related to labor and logistical problems while setting up an in-house operation to assemble the San Francisco Soap holiday gift sets. This experience caused the Company to re-evaluate its approach to managing this process. As a result, a new supplier, who specializes in the assembly of promotional items and gift sets, has been selected to handle this activity going forward.

Advertising and promotion expenses increased 17.7% to $17.3 million in 1998 from $14.7 million in 1997. This increase is entirely related to marketing support programs associated with the newly acquired businesses and with introductory expenses related to the Total Hair Fitness brand.

Distribution and cash discounts increased 15.7% to $5.9 million in 1998 from $5.1 million in 1997. This increase is primarily related to the increased sales volume along with additional storage and handling expenses associated with significantly higher levels of inventory.

Selling, general and administrative expenses increased 2.7% to $10.5 million in 1998 from $10.2 million in 1997. This increase is primarily attributable to the increased staffing and related expenses. Total full time staffing as of December 31, 1998 was 49 versus 45 as of December 31, 1997.

Depreciation and amortization decreased 14.5% to $4.2 million in 1998 from $4.9 million in 1997. This decrease reflects that certain intangible assets associated with the acquisition of the men's personal care business are now fully amortized.

Other income of $.8 million was realized in 1997. In January 1997, the Company received a one time payment that represented a break-up fee payable to the Company pursuant to the terms of a Letter of Intent entered into by the Company in connection with a potential transaction.

Interest expense, net of interest income, increased 14.6% to $6.0 million in 1998 from $5.2 million in 1997. As a result of the acquisitions made during the second half of 1997, cash and cash equivalents decreased significantly from previous year balances. This decrease in cash has resulted in a corresponding decrease in interest income, thereby resulting in an overall increase in net interest expense.

Provision for income taxes was $.4 million in both 1998 and 1997. The effective rate was 41% for 1998 and 39% for 1997.

As a result of the foregoing factors, net income for 1998 was $.6 million or 1% of net sales.


1997 Compared to 1996
---------------------

Net sales increased 32.3% to $63.9 million in 1997 from $48.3 million in 1996. This increase is related to a combination of different factors. The Aqua Velva business reported a sales increase of 21% in 1997 versus 1996. This increase reflects a strong improvement in market shares in the United States and the re-launch of the brand, including several new products, in Canada. The Cepacol business also reflected a strong gain (+18%) in sales during 1997 versus 1996. This improvement resulted from continued growth in both the lozenge and spray business combined with the introduction of the Cepacol sore throat elixir for children. In addition to the strong performance on the base business, the
Company also realized $9.4 million in additional revenues related to businesses/licenses acquired during 1997 - San Francisco Soap Company, Viractin, Cepacol(Canada) and Cepacol ColdCare. These product lines enabled the Company to diversify its product offerings by moving into several new product categories specialty bath products, cold sore and fever blister products and zinc lozenges.

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

Distribution and cash discounts increased 38.5% to $5.1 million in 1997 from $3.7 million in 1996. This increase is primarily related to the increased sales volume along with some one time expenses associated with the warehouse transfers of the San Francisco Soap Company and Viractin products.

Advertising and promotion expenses increased 37.9% to $14.7 million in 1997 from $10.7 million in 1996. Of this increase, $1.9 million is associated with marketing programs supporting the new businesses acquired during 1997. The balance, $2.1 million, is related to continued marketing investment behind the Aqua Velva and Cepacol businesses and introductory support for the Total Hair Fitness line of shampoos and conditioners for men. This new line of products began shipping to the Company's customers during the second half of December 1997.

Selling, general and administrative expenses increased 37.5% to $10.2 million in 1997 from $7.5 million in 1996. This increase is primarily attributable to the increased staffing and related expenses associated with the acquisition of the San Francisco Soap Company and Viractin products. Total full time staffing as of December 31, 1997 was 45 versus 33 as of December 31, 1996.

Depreciation and amortization increased 6.7% to $4.9 million in 1997 from $4.6 million in 1996. All of this increase is associated with the amortization of intangible assets acquired as part of the San Francisco Soap Company, Viractin and Cepacol(Canada) acquisitions.

Other income of $.8 million was realized in 1997. In January 1997, the Company received a one time payment that represented a break-up fee payable to the Company pursuant to the terms of a Letter of Intent entered into by the Company in connection with a potential transaction.

Interest expense, net of interest income, remained essentially unchanged at $5.2 million for both 1997 and 1996.

Provision for income taxes was $.4 million in 1997 versus $1.0 million in 1996. The effective rate was 39% for 1997 and 41% for 1996.

As a result of the foregoing factors, net income for 1997 was $.6 million or 1% of net sales.

LIQUIDITY AND CAPITAL RESOURCES

The following chart summarizes the net funds provided and/or used in operating, financing and investing activities for the years ended December 31, 1998 and 1997 (in thousands).


                                                      Fiscal Years Ended December 31,
                                                      -------------------------------
                                                             1998         1997
                                                            ------       ------

Net cash provided by/used in operating activities            ($59)        $4,358
Net cash used in investing activities                        (884)       (18,184)
Net cash used in financing activities                        (169)          ---
                                                            ------       -------
Increase/(decrease) in cash and cash equivalents          ($1,112)      ($13,826)
                                                           =======       ========


The principal adjustments to reconcile net income of $.6 million for 1998 to net cash used in operating activities of $.1 million are depreciation and amortization of $4.2 million offset by a net increase in working capital requirements of $4.9 million.

The principal adjustments to reconcile net income of $.6 million for 1997 to net cash provided by operating activities of $4.4 million are depreciation and amortization of $4.9 million partially offset by a net increase in working capital requirements of $1.1 million.

Net cash used in investing activities during 1997 consists of the following payments made in conjunction with several acquisitions that were made by the Company in 1997 (in millions).

Brand                            Amount       Seller
-----                            ------       ------
Viractin                           $4.7      Virotex Corporation
San Francisco Soap Company        $11.7      Avalon Natural Cosmetics, Inc.
Cepacol                            $1.5      Hoechst Marion Roussel Canada, Inc.
                                  -----
                                  $17.9
                                  -----

Capital expenditures, which were $.9 million in 1998 and $.3 million in 1997, are generally not significant in the Company's business. Aside from approximately $.4 million that the Company has budgeted for the replacement of its financial operating system, the Company currently has no material commitments for future capital expenditures.

Management believes that inflation does not presently have a significant impact on the Company's results of operations.

As a result of the Senior Notes, the Company had $50.3 million of total debt outstanding of December 31, 1998. Management expects that cash on hand and internally generated funds will provide sufficient capital resources to finance the Company's operations and meet interest requirements on the Senior Notes, both in respect of the short term as well as during the long term. However, as a result of the cash expenditures made in connection with the Company's acquisition of the San Francisco Soap, Cepacol (Canada) and Viractin businesses, cash and cash equivalents decreased from $21.2 million on December 31, 1996, to $7.4 million on December 31, 1997. Since there can be no guarantee that the Company will generate internal funds sufficient to finance its operations and debt requirements, the Company has extended a secured line of credit with the Bank of New York through August 31, 1999 to provide funds, should they be required, in order for the Company to meet its liquidity requirements.

The line of credit is in the maximum amount of $5.0 million, with the amount available being subject to reduction based on certain criteria relative to the Company's accounts receivable and inventory.


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

Estimated costs for the complete system upgrade, including any specific Year 2000 requirements, are projected to be approximately $1,000,000 of which $600,000 have been incurred through December 31, 1998 and $400,000 are estimated for 1999. The funds for these costs have and will continue to come from normal operating cash flows of the business. It is expected that all internal systems will be implemented, tested and validated by July 1999.

The contingency planning process is ongoing and, as additional information becomes available, the Company will consider the results of the systems conversion and the status of third party Year 2000 readiness.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements and the related Reports of Independent Auditors appear on pages F2 to F4. See Index to Financial Statements, page F-1.


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

J.B. Williams Holdings, Inc.
----------------------------


Name                             Age           Office(s) Held
----                             ---           --------------

Hendrik J. Hartong, Jr.          59            Director, Chairman

Richard T. Niner                 59            Director, Vice President

Dario U. Margve                  42            Director, President and CEO

Kevin C. Hartnett                48            Vice President Finance and
                                               Administration and Secretary

C. Alan MacDonald                66            Director

Carl G. Anderson, Jr.            54            Director

John T. Gray                     63            Director


J. B. Williams Company, Inc.
----------------------------

Hendrik J. Hartong, Jr.          59            Director, Chairman

Richard T. Niner                 59            Director

Dario U. Margve                  42            President and CEO

Kevin C. Hartnett                48            Vice President Finance an
                                               Administration and Secretary

Robert G. Sheasby                47            Vice President Marketing

Jeffrey L. Bower                 47            Vice President Operations

D. John Dowers                   39            Vice President Sales

All directors and executive officers of the Company and J.B. Williams are elected annually and serve as such until their successors have been elected and qualified.

HENDRIK J. HARTONG, JR. - Mr. Hartong has been a member of the Board of Directors of each of the Company and J.B. Williams since the organization of these companies in December, 1993 and December, 1992, respectively. He has also served as the Chairman of the Company since March, 1994, and Chairman of J.B. Williams since its organization. Since 1988, Mr. Hartong has been a General
Partner of Brynwood Partners II L.P. and since mid-1996, a General Partner of Brynwood Partners III L.P., investment management firms based in Greenwich, Connecticut. Mr. Hartong is Chairman of the Board of Directors of Air Express International Corporation and a director of Lincoln Snacks Company and Hurco Companies, Inc. Mr. Hartong graduated from the Harvard Graduate School of Business Administration in 1964, and the University of Cincinnati in 1962.

RICHARD T. NINER - Mr. Niner has been a member of the Board of Directors of each of the Company and J.B. Williams since their organization and has served as Vice President of the Company since that date. Since 1988, Mr. Niner has been a General Partner of Brynwood Partners II L.P., an investment management firm based in Greenwich, Connecticut. Mr. Niner is also a director of Air Express International Corporation, Arrow International, Inc., Case, Pomeroy & Company, Inc. and Hurco Companies, Inc. Mr. Niner graduated from the Harvard Graduate School of Business Administration in 1964, and Princeton University in 1961.

C. ALAN MACDONALD - Mr. MacDonald has been a member of the Company's Board of Directors since March, 1994. Mr. MacDonald is Managing Director of The Directorship Group, Inc., consultants in corporate governance and executive search. Prior to assuming this position, Mr. MacDonald was General Partner of The Marketing Partnership, Inc. and associated with the Noel Group and Lincoln Snacks Co. Mr. MacDonald was formerly President and CEO of Nestle Foods Corp. in Purchase, New York, a position he held from 1983 to 1991. Prior to that he had been President of The Stouffer Frozen Foods Co. Mr. MacDonald is also director of Lord, Abbett & Co., a manager of mutual funds, Fountainhead Water Company, a producer of bottled water, CARESIDE, Inc., designer, manufacturer and marketer of diagnostic test products, and Lincoln Snacks Company. He is a former director and past chairman of the executive committee of American Maize Products Co. He is a former director of DenAmerica Corp. Mr. MacDonald graduated from Cornell University in 1955 with a B.S. in Hotel Administration.

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

JOHN T. GRAY - Mr. Gray is a General Partner of Brynwood Partners III L.P., an investment management firm based in Greenwich, Connecticut. During the period 1984 through mid-1995, Mr. Gray served as President and Chief Executive Officer of The Genie Company, a manufacturer of garage door openers and wet/dry vacuum cleaners. He first became associated with Genie as Executive Vice President in 1982. Mr. Gray joined the Norelco Division of North American Philips Corporation in 1968 where he served in various marketing positions and rose to become Vice President and General Manager in 1974. Mr. Gray is also director of Associated Materials Inc., a Dallas based manufacturer of building materials and Lincoln Snacks Company, a manufacturer and marketer of snack food products. Mr. Gray graduated from the University of Illinois and served as a First Lieutenant in the U.S. Air Force.

DARIO U. MARGVE - Mr. Margve has been a member of the Board of Directors of the Company, and the President and CEO of the Company, and the President and CEO of J.B. Williams since March 9, 1995. Mr. Margve began his employment with J.B. Williams in May, 1993 as the Vice President Sales and served in this position until his election as President and CEO. Prior to joining J.B. Williams, Mr. Margve was the Vice President Division Manager of the Stouffer Foods Division of Nestle Company, Inc., which company Mr. Margve joined in March, 1991. Mr. Margve previously held other positions with Nestle, including Regional Manager of the Nestle Foods Division, and was Vice President, Regional Manager of Wine World, Inc. Mr. Margve received a B.S. in Engineering from the United States Military Academy at West Point, New York, in 1978.

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

Item 11.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid by the Company and J.B. Williams to their chief executive officer and each of the other four most highly compensated executive officers of such companies whose total cash compensation exceeded $100,000 for the fiscal years ended December 31, 1998, 1997 and 1996. The dollar value of perquisites and other personal benefits for each of the named individuals was less than established reporting thresholds.


                                                                     Shares
                                                                   Underlying       All Other
                                       Annual Compensation           Options     Compensation(2)
                                  ------------------------------   ----------    ---------------

  Name and Principal Position       Year     Salary   Bonus(1)
  ---------------------------       ----     ------   --------

Dario U. Margve, President and      1998   $220,000   $ 50,000        ----          $6,600
CEO of the Company and J.B.         1997    210,000    165,000        ----           6,300
Williams Co.                        1996    200,000    120,000        ----           6,000

Kevin C. Hartnett, Vice             1998   $146,300    $35,000        ----          $4,389
President - Finance and             1997    140,000    120,000        ----           4,200
Administration of the Company       1996    128,000     77,000        ----           3,840
and J.B. Williams Co.

Robert G. Sheasby, Vice             1998   $158,900   $ 30,000        ----          $4,767
President - Marketing of J.B.       1997    152,000    107,500        ----           4,560
Williams Co.                        1996    145,000     87,000        ----           4,350

Jeffrey L. Bower, Vice              1998   $120,500       ----        ----          $3,615
President - Operations of J.B.      1997    115,250     82,500          50           3,458
Williams Co.                        1996    110,000     66,000        ----           3,300

D. John Dowers, Vice President      1998   $162,000    $35,000        ----          $4,860
- Sales of J.B. Williams Co.        1997    155,000    107,500        ----           4,650
                                    1996    148,000     89,000        ----           4,440


--------------------------------
(1) Bonuses reflected for 1998 were paid in 1997.
(2) Represents contributions made by J.B. Williams pursuant to a 401(k) plan.


              STOCK OPTION GRANTS FOR YEAR ENDED DECEMBER 31, 1998

There were no option grants during 1998 to any of the officers named in the Summary Compensation Table.


                  OPTION TABLE FOR YEAR ENDED DECEMBER 31, 1998

The following table contains information concerning options exercised during the last fiscal year for the executive officers of J.B. Williams who are named in the summary compensation table. All options were issued pursuant to the Company's Stock Option Plan.

                               Shares Acquired
                                 on Exercise                    Value Realized
                                 -----------                    --------------

Dario U. Margve                      350                           370,000
Kevin C. Hartnett                    175                           203,000
D. John Dowers                       150                           127,000
Robert G. Sheasby                    175                           158,000
Jeffrey L. Bower                     100                            72,000
--------------------------------------------------------------------------------

EMPLOYMENT  CONTRACTS  AND  TERMINATION  OF  EMPLOYMENT  AND   CHANGE-IN-CONTROL
ARRANGEMENTS

Each of the named executive officers of J.B. Williams has an employment letter setting forth the general terms of his respective employment. Each such employment letter provides for employment for an initial period of one year, with automatic renewals for additional one-year periods, and entitles each executive officer to participation in benefit plans and perquisites available generally to executive employees. Each employment letter specifies a base salary, and provides for annual reviews for possible merit increases. Each employment letter specifies that the executive may be eligible for a discretionary bonus based partially upon attaining planned performance objectives and partially upon subjective performance factors. Mr. Margve's employment letter also has a change in control provision under which his options, under the Stock Option Plan, will fully vest if there is a change in control prior to the fourth year following the grant of such options and the executive officer continues to be employed by J.B. Williams. Change in control is not defined in the employment letter.

BOARD  OF  DIRECTORS  INTERLOCKS  AND  INSIDER   PARTICIPATION  IN  COMPENSATION
DECISIONS

Neither the Company nor J.B. Williams has a compensation committee. No compensation is paid to any executive officer of the Company. Decisions with respect to executive compensation for officers of J.B. Williams are made by the Board of Directors of J.B. Williams. None of the members of the Board of Directors of J.B. Williams received any compensation in 1998 or previously as an officer or employee of J.B. Williams.

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

In reviewing the compensation of J.B. Williams= executive officers for possible increases in base salary and for bonus awards, the Board of Directors considers
(i) the levels of executive compensation paid in the industry, (ii) the company's earnings and profit margin (operating income as a percentage of revenues), both in absolute terms as well as in relation to budget forecasts, and compared to results for prior years, and (iii) the extent to which the company has achieved or exceeded its goals for the year. No specific weight is accorded to any single factor and the different factors may be accorded greater or lesser weight in particular years or for particular officers.

The base compensation of J.B. Williams' chief executive officer for 1998 was determined at the beginning of that year in light of all of the foregoing factors as applied to the CEOs performance in 1997. His bonus for 1998 was determined in 1999 in light of these same factors as applied to his performance in 1998.

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


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 25, 1998, the beneficial security ownership, if any, of (a) any person who is known to the registrant to be the beneficial owner of more than five percent of the Company's voting securities, together with any such person's address, (b) the directors of the Company, (c) each of the executive officers named in the Summary Compensation Table, and (d) the directors and executive officers of the Company as a group.


                                                       Amount and Nature       Percent of
Title of Class      Beneficial Owner               of Beneficial Ownership      Class(1)

Common Stock        Brynwood Partners II L.P.
                    Two Soundview Drive
                    Greenwich, CT 06830 (2)            9,000 shares                90%

Common Stock        Hendrik J. Hartong, Jr.            9,000 shares(2)             90%

Common Stock        Richard T. Niner                   9,000 shares(3)             90%

Common Stock        Dario U. Margve                    350 shares                   *

Common Stock        Kevin C. Hartnett                  175 shares                   *

Common Stock        Robert G. Sheasby                  175 shares                   *

Common Stock        D. John Dowers                     150 shares                   *

Common Stock        Jeffrey L. Bower                   100 shares                   *

Common Stock        All directors and executive
                    officers as a group (10 persons)   950 shares(4)                *

-----------------------------



(1) 90% of the Company's issued and outstanding common stock is owned beneficially and of record by Brynwood Partners II L.P. ("Brynwood"). Pursuant to the terms of its Amended and Restated Agreement of Limited Partnership, Brynwood must be dissolved by December 31, 2000 and all assets of the partnership (including the capital stock of the Company) must be distributed to the partners by such time. (*Represents less than 1%.)

(2) Consists of 9,000 shares owned by Brynwood Partners II L.P. Mr. Hartong is a general partner of Brynwood Management II L.P., which serves as general partner of Brynwood Partners II L.P. Together with Mr. Niner, Mr. Hartong has voting and investment power over these shares. Mr. Hartong's address is c/o Brynwood Partners, Two Soundview Drive, Greenwich, CT 06830.

(3) Consists of 9,000 shares owned by Brynwood Partners II L.P. Mr. Niner is a general partner of Brynwood Management II L.P., which serves as general partner of Brynwood Partners II L.P. Together with Mr. Hartong, Mr. Niner has voting and investment power over these shares. Mr. Niner's address is c/o Brynwood Partners, Two Soundview Drive, Greenwich, CT 06830.

(4) Does not include for Mr. Hartong or Mr. Niner the 9,000 shares owned by Brynwood Partners II L.P. which is reflected as being beneficially owned by such directors in the chart.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company pays a monthly fee of $25,000 to Brynwood Management II L.P. for management and consulting services. Such payments aggregated $300,000 in 1998. Messrs. Hartong and Niner, who are directors of the Company, are the General Partners of Brynwood Management II L.P.


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

        3.     Exhibits



Exhibit
Number            Description
------            -----------

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

(2)(v) Asset Purchase Agreement between CEP and Virotex Corporation dated as of July 10, 1997 (incorporated by referred to Exhibit 2(v) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

(2)(vi) Asset Purchase Agreement between J.B. Williams & Hoechst Marion Roussel Canada, Inc. (incorporated by referred to
                  Exhibit 2(vi) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

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

4(iii) $5,000,000 Credit Facility dated as of August 29, 1997, between the Company and The Bank of New York, including the Master Promissory Note as of the same date (incorporated by referred to Exhibit 4(iii) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

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


(10)(i)(3) Manufacturing and Sales Agreement between J.B. Williams and Summa Rx Laboratories Inc.(incorporated by referred to Exhibit 10(i)(3) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

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

(27)              Financial Data Schedule

(b) Reports on Form 8-K.

        No reports on Form 8-K were filed during 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          J.B. WILLIAMS HOLDINGS, INC.
                                          ----------------------------
                                          (Registrant)



                                          By: /s/ DARIO U. MARGVE
                                              ----------------------------------
                                              Dario U. Margve, President and CEO


Date: March 26, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                    TITLE
---------                    -----

/s/ DARIO U. MARGVE          President, CEO and Director          March 26, 1999
-----------------------      (principal executive officer)
DARIO U. MARGVE

/s/ KEVIN C. HARTNETT        Vice President, Finance and          March 26, 1999
-----------------------      Administration (principal
KEVIN C. HARTNETT            financial and accounting officer)


NAME                         TITLE
----                         -----

HENDRIK J. HARTONG, JR.      Director             : By /s/ KEVIN C. HARTNETT
                                                  :    ------------------------
                                                  :    Kevin C. Hartnett
RICHARD T. NINER             Director             :    As Attorney-in-Fact
                                                  :    Date: March 26, 1999
                                                  :
                                                  :
C. ALAN MACDONALD            Director             : and
                                                  :
                                                  : By /s/ DARIO U. MARGVE
CARL G. ANDERSON, JR.        Director             :    ------------------------
                                                  :    Dario U. Margve
                                                  :    As Attorney-in-Fact
JOHN T. GRAY                 Director             :    Date: March 26, 1999

--------------------------------------------------------------------------------

                                 J.B. WILLIAMS
                                 HOLDINGS, INC.

                    CONSOLIDATED FINANCIAL STATEMENTS AS OF
                      DECEMBER 31, 1998 AND 1997, AND FOR
                         EACH OF THE THREE YEARS IN THE
                      PERIOD ENDED DECEMBER 31, 1998, AND
                          INDEPENDENT AUDITORS' REPORT

J.B. WILLIAMS HOLDINGS, INC.

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                          Page

INDEPENDENT AUDITORS' REPORT                                               1

FINANCIAL STATEMENTS AS OF DECEMBER 31, 1998 AND
  1997 AND FOR EACH OF THE THREE YEARS IN THE PERIOD
  ENDED DECEMBER 31, 1998:

  Consolidated Balance Sheets as of December 31, 1998 and 1997             2

  Consolidated Statements of Income and Retained Earnings for the
    Three Years Ended December 31, 1998, 1997 and 1996                     3

  Consolidated Statements of Cash Flows for the
    Three Years Ended December 31, 1998, 1997 and 1996                     4

  Notes to Consolidated Financial Statements                             5-14

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholder
J. B. Williams Holdings, Inc.

We have audited the accompanying consolidated balance sheets of J. B. Williams Holdings, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of J. B. Williams Holdings, Inc. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



February 19, 1999


J. B. WILLIAMS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
(IN THOUSANDS)
-------------------------------------------------------------------------------------------------

ASSETS                                                                       1998           1997

CURRENT ASSETS:
    Cash and cash equivalents                                              $ 6,263        $ 7,375
    Accounts receivable, net of allowance for doubtful accounts
      of $550 at December 31, 1998 and 1997                                 14,738         13,235
    Inventories                                                             10,809          9,200
    Other current assets (Note 3)                                            1,913          1,760
                                                                            ------         ------

         Total                                                              33,723         31,570
                                                                            ------        -------

PROPERTY AND EQUIPMENT:
    Machinery and equipment                                                  2,879          2,109
    Furniture and fixtures                                                     334            206
    Leasehold improvements                                                      41             39
                                                                            ------        -------
         Total                                                               3,254          2,354

    Less accumulated depreciation                                            1,904          1,411
                                                                            ------        -------
         Net                                                                 1,350            943
                                                                            ------        -------

OTHER ASSETS:
    Intangible assets, net of accumulated amortization of
      $22,623 and $19,262 at December 31, 1998 and 1997,
      respectively                                                          42,638         45,692
    Deferred charges and other assets                                        2,451          3,266
                                                                           -------        -------
TOTAL ASSETS                                                               $80,162        $81,471
                                                                           =======        =======

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                       $ 3,294        $ 3,318
    Due to sellers of acquired businesses                                      215            186
    Accrued expenses (Note 4)                                                7,755          8,881
    Income taxes payable                                                       210            781
                                                                           -------        -------
         Total                                                              11,474         13,166
                                                                           -------        -------

DUE TO SELLERS OF ACQUIRED BUSINESSES (Note 9)                                 674            872
                                                                           -------        -------

SENIOR NOTES (Note 5)                                                       50,345         50,345
---------------------                                                      -------        -------

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDER'S EQUITY (Note 6):
    Common stock and paid-in capital                                        10,800          9,600
    Retained earnings                                                        8,069          7,488
    Less notes receivable from shareholders                                  1,200              -
                                                                            ------        -------
         Total                                                              17,669         17,088
                                                                           -------        -------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                 $80,162        $81,471
                                                                           =======        =======

See notes to consolidated financial statements.



J. B. WILLIAMS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(IN THOUSANDS EXCEPT SHARE DATA)
----------------------------------------------------------------------------------------------------------------
                                                                             1998           1997           1996
                                                                             ----           ----           ----

NET SALES                                                                  $76,106        $63,868        $48,283
                                                                           -------        -------        -------
OPERATING COSTS AND EXPENSES:
    Cost of goods sold                                                     31,294          23,555         14,206
    Advertising                                                             3,933           4,134          3,241
    Promotion                                                              13,351          10,555          7,412
    Cash discounts                                                          1,297           1,238            929
    Distribution                                                            4,587           3,862          2,754
    Selling                                                                 2,895           2,667          1,844
    General and administrative                                              7,625           6,831          5,608
    Depreciation and amortization                                           4,176           4,887          4,580
                                                                           ------          ------         ------
         Total operating expenses                                          69,158          57,729         40,574
                                                                           ------         -------        -------

OPERATING PROFIT                                                            6,948           6,139          7,709

INTEREST EXPENSE - Net of interest income of $262, $852 and
      $984 for 1998, 1997 and 1996, respectively                            5,957           5,200          5,231
                                                                           ------          ------         ------

INCOME BEFORE INCOME TAXES                                                    991             939          2,478

PROVISION FOR INCOME TAXES (Note 7)                                           410             366          1,015
                                                                           ------          ------        -------

NET INCOME                                                                    581             573          1,463

RETAINED EARNINGS, BEGINNING OF YEAR                                        7,488           6,915          5,452
                                                                           ------          ------        -------

RETAINED EARNINGS, END OF YEAR                                             $8,069         $ 7,488        $ 6,915
                                                                           ======         =======        =======
INCOME PER COMMON SHARE:
    Basic                                                                  $59.10         $ 63.66        $162.55
                                                                           ======         =======        =======

    Diluted                                                                $58.76         $ 61.18        $157.01
                                                                           ======         =======        =======

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC               $9,830         $ 9,000        $ 9,000
                                                                           ======         =======        =======

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED             $9,888         $ 9,366        $ 9,343
                                                                           ======         =======        =======

See notes to consolidated financial statements.





J. B. WILLIAMS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------
                                                                             1998            1997           1996
                                                                             ----            ----           ----

OPERATING ACTIVITIES:
    Net income                                                             $  581         $   573        $ 1,463
      Adjustments to reconcile net income to net cash (used in)
        provided by operating activities (net of acquisitions):
         Amortization of intangibles                                        3,648           4,472          4,210
         Loss on disposal and impairment of property and
           equipment                                                           55               -              -
         Depreciation of property and equipment                               528             415            370
         Deferred income tax provision (benefit) - net                        257            (647)          (259)
         Changes in operating assets and liabilities:
             Accounts receivable                                           (1,503)         (5,416)          (610)
             Inventories                                                   (1,609)          2,270             32
             Other current assets                                            (153)           (354)          (114)
             Deferred charges and other assets                               (142)              -              -
             Accounts payable                                                 (24)            (44)         2,268
             Accrued expenses                                              (1,126)          2,525           (190)
             Income taxes payable                                            (571)            564            289
                                                                           ------         -------        -------

               Net cash (used in) provided by operating activities            (59)          4,358          6,881
                                                                           ------         -------        -------

INVESTING ACTIVITIES:
    Acquisition of San Francisco Soap Products and related assets               -         (11,704)             -
    Acquisition of Viractin Products and related assets                         -          (4,692)             -
    Acquisition of Cepacol Canada Products and related assets                   -          (1,490)             -
    Equipment purchases and leasehold improvements                           (884)           (298)          (503)
                                                                           ------         -------        -------

        Net cash used in investing activities                                (884)        (18,184)          (503)
                                                                           ------         -------        -------

FINANCING ACTIVITIES:
    Repayment of senior notes                                                   -               -         (4,655)
    Repayment of due to sellers of acquired businesses                       (169)              -              -
                                                                           ------         -------         ------

        Net cash used in financing activities                                (169)              -         (4,655)
                                                                           ------         -------         ------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (1,112)        (13,826)         1,723

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                7,375          21,201         19,478
                                                                           ------         -------        -------

CASH AND CASH EQUIVALENTS, END OF YEAR                                     $6,263         $ 7,375        $21,201
                                                                           ======         =======        =======

SUPPLEMENTAL CASH FLOW INFORMATION:
    Income taxes paid                                                      $  656         $   478        $ 1,678
                                                                           ======         =======        =======

    Interest paid                                                          $6,219         $ 6,062        $ 6,401
                                                                           ======         =======        =======

SUPPLEMENTAL NONCASH INVESTING ACTIVITIES:

    Notes receivable from shareholders for common stock                    $1,200         $  -           $  -
                                                                           ======         =======        =======

See notes to consolidated financial statements.

J. B. WILLIAMS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 1998 AND 1997 AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------


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

     The Company's products are marketed under the trademarks "Aqua Velva" after shave, "Lectric Shave" preshave, "Brylcreem" hair care preparations, "Williams Mug Shave Soap," "San Francisco Soap" specialty bath products, and "Cepacol," sore throat products and mouthwash, and Cepacol Viractin cold sore and fever blister medication and Cepacol ColdCare dietary supplements. Each of the trademarks is owned by a subsidiary of the Company, and is licensed to J. B. Williams Company, Inc. The Company generally purchases finished goods from contract manufacturers and sells products under the above brand names in the United States, Canada and Puerto Rico.

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

     The  Viractin  brand was  acquired by the Company  for  approximately  $4.7 million, of which $0.6 million was allocated to the fair value of the tangible assets acquired and $4.1 million was allocated to the intangibles. The cost of the San Francisco Soap Company brand acquired was approximately $11.7 million, of which $7.7 million was allocated to the fair value of tangible assets acquired and $4.0 million was allocated to intangibles. In both of these transactions, there are additional contingent payments associated with annual net sales during the five-year period following each respective closing date (see Note 9). The cost of the Cepacol Canada business was approximately $1.5 million, all of which was allocated to intangibles.

     The acquisitions were accounted for utilizing the purchase method of accounting in accordance with APB No. 16, "Business Combinations." Net sales for the period from the acquisition date to December 31, 1997 and the pro forma increase in sales as if the acquisitions took place on January 1, 1997 are as follows:

                                                             PRO FORMA
                                         NET SALES          INCREASE IN
                                           SINCE             NET SALES
                                        ACQUISITION         (UNAUDITED)

     Viractin                           $   650,000         $ 2,300,000
     San Francisco Soap Company           7,900,000          14,900,000
     Cepacol Canada                         200,000           1,000,000


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

     INTANGIBLE ASSETS - Intangible assets arose from the SKB acquisitions in 1993 and 1994 and the San Francisco Soap, Viractin and Cepacol business in Canada acquisitions made during 1997. The costs of the non-compete agreements are being amortized on the straight-line method over the 5-year terms of the agreements. Trademarks and formulas and other identified intangibles are being amortized on the straight-line method over their estimated remaining useful lives of 25 years and 5 years, respectively. Goodwill represents the excess of the purchase price over the fair value of the assets acquired and is being amortized using the straight-line method over 25 years. The Company evaluates the recoverability of goodwill and other intangible assets on an annual basis by assessing whether the unamortized intangible assets can be recovered over their remaining lives through operating results and undiscounted cash flows.

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

     STOCK  OPTIONS - Financial  Accounting  Statement No. 123,  Accounting  for
     Stock Based Compensation, (SFAS 123) requires expanded disclosures of employee stock based compensation arrangements and encourages, but does not require, employers to adopt a fair value based method of accounting for employee stock based compensation. Under the fair value based method, compensation cost is measured at the grant date based on the value of the option and is recognized over the service period, which is usually the vesting period. As provided by SFAS 123, the Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") for employee stock compensation measurement, which does not require compensation expense recognition when the exercise price of stock options is greater than or equal to current market value at the date of the stock option grant.

     INCOME PER COMMON SHARE - Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive common equivalent shares (common stock options) outstanding.

     FINANCIAL INSTRUMENTS - The estimated fair value of financial instruments, which includes cash and cash equivalents, senior notes and accounts receivable, approximates their carrying value.

3.   OTHER CURRENT ASSETS

     Other current assets consist of the following:


                                                            DECEMBER 31,
                                                           1998      1997
                                                           (IN THOUSANDS)

     Deferred tax asset                                    $ 802     $ 600
     Prepaid expenses                                        662       636
     Other                                                   449       524
                                                           -----     -----
     Total                                                $1,913    $1,760
                                                          ======    ======

4.   ACCRUED EXPENSES

     Accrued expenses consist of the following:


                                                            DECEMBER 31,
                                                           1998      1997
                                                           (IN THOUSANDS)

     Marketing                                            $2,937    $2,927
     Interest                                              2,084     2,014
     Compensation                                            365       988
     Manufacturing costs                                     353       382
     Other                                                 2,016     2,570
                                                           -----     -----
     Total                                                $7,755    $8,881
                                                          ======    ======

5.   SENIOR NOTES

     The Company financed the Oral Care Products Acquisition and the payment of the note payable to SKB from the proceeds of the private placement of $55,000,000 of senior notes (the "Notes") and an equity contribution from its shareholder. The Notes were registered under the Securities Act of 1933 effective December 1, 1994.

     Commencing with the year ended December 31, 1995, provided certain conditions are met, the Company must, not later than April 15 immediately following such year, offer to purchase from the holders of the Notes, on a pro rata basis, an aggregate principal amount of Notes, equal to a specified calculation at a purchase price equal to 100% of the principal amount of the Notes plus accrued interest. During 1996, the Company repurchased $4.1 million of the Notes pursuant to the terms of the note agreement and $.6 million from the bond market. Notes outstanding at December 31, 1998 and 1997 were $50,345,000.

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

     The Notes are guaranteed by each of the Company's wholly-owned subsidiaries, which constitute all of the Company's direct or indirect subsidiaries (the "Subsidiary Guarantors"). The Subsidiary Guarantors have fully and unconditionally guaranteed the Notes on a joint and several basis; and the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. There are no restrictions on the ability of the Subsidiary Guarantors to make distributions to the Company. Accordingly, separate financial statements and other disclosures concerning the Subsidiary Guarantors are not included herein.

     The Notes contain certain restrictive covenants. The Company is in compliance with all covenants at December 31, 1998.

     During 1998, the Company extended its $5,000,000 maximum secured line of credit with the Bank of New York, for an additional year which now expires on August 31, 1999. The amount available under the line of credit is subject to reduction based on certain criteria relative to the Company's accounts receivable and inventory. No amount was outstanding under the line of credit as of December 31, 1998.

6.   SHAREHOLDER'S EQUITY

     Common stock consists of 20,000 authorized shares at $.01 par value of which 10,000 and 9,000 shares were issued and outstanding at December 31, 1998 and 1997, respectively.

     During 1998, the Company issued 1,010 shares of common stock for an aggregate purchase price of approximately $1,200,000 and repurchased 10 shares of common stock for an aggregate purchase price of $17,000. These shares were issued to certain employees of the Company as a result of the exercise of options issued to the employees under the Company's 1994 Stock Option Plan. The shares were in each case paid for by a recourse promissory note in favor of the Company.

     The Company has a stock option plan (the "Plan") which provides for the granting of options on shares of the Company's common stock to its directors and certain key employees. The Plan permits a maximum of 1,000 shares of common stock to be issued at the fair value per share at the date the option is granted. If the option is granted to a person, who at the time of the grant owns more than 10% of the combined voting power of all classes of stock, the purchase price shall not be less than 110% of the fair value per share at the date the option is granted. Stock option transactions during 1998, 1997 and 1996 were as follows:


                                          1998               1997              1996
                                     --------------     -------------     --------------
                                          WEIGHTED          WEIGHTED         WEIGHTED
                                          AVERAGE           AVERAGE          AVERAGE
                                          EXERCISE          EXERCISE         EXERCISE
                                     SHARES  PRICE      SHARES  PRICE      SHARES  PRICE

       Outstanding,
        beginning of year            1,000   $1,196       950   $1,172       950   $1,172
       Granted during the year          10    1,709        50    1,652        -       -
       Exercised during the year    (1,010)   1,201       -        -          -       -
                                    -------             -----               ----   ------

       Outstanding, end of year        -        -       1,000    1,196       950    1,172
                                    =======             =====               ====   ======

       Exercisable, end of year        -        -         776    1,146       576    1,086
                                    =======             =====               ====   ======


     Each stock option is exercisable immediately as to 20% of the grant with an additional 20% becoming exercisable on each subsequent anniversary from the date of grant. Stock options expire five years from the grantee's initial date of employment. Effective as of March 1, 1998, pursuant to action by the Board of Directors of the Company, the vesting of the options outstanding under the Stock Option Plan was accelerated for all optionees, so that all outstanding options were fully exercisable.

     The Company applies APB 25 and related interpretations in accounting for the stock option plan. No compensation cost was required to be recognized. Had compensation cost for the stock option plan been determined based on the fair value of the option at date of grant consistent with the requirements of SFAS 123, the Company's 1998 and 1997 net income and income per share would have been reduced to the pro forma amounts indicated below.


                                                           1998      1997
                                                           ----      ----

       Net income                  As reported            $  581    $  573
                                   Pro forma                 550       545
       Diluted income per share    As reported             58.76     61.18
                                   Pro forma               55.63     58.19


     The fair value of stock options granted during 1998 have been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                           1998      1997
                                                           ----      ----

       Risk free interest rate                             4.95%     5.5%
       Expected life                                         4        4
       Expected dividend yield                               -        -
       Expected volatility                                   -        -

7.   INCOME TAXES

     The components of the income tax provision (benefit) are as follows:

                                            1988        1987        1986
                                            ----        ----        ----
                                                   (IN THOUSANDS)

       Current:
          Federal                          $  (4)     $  825      $  858
          State                              157         188         330
                                            -----      -----       -----

                                             153       1,013       1,188
                                            -----      -----       -----

       Deferred:
          Federal                            349        (489)        (75)
          State                              (92)       (158)        (98)
                                            -----      ------      ------

                                             257        (647)       (173)
                                            -----      ------      ------

       Total                               $ 410      $  366      $1,015
                                           ======     =======     =======

     A reconciliation of the provision for income taxes based on the applicable statutory Federal income tax rate to the income tax provision as set forth in the consolidated statements of income is as follows:



                                      1998                  1997                   1996
                                      ----                  ----                   ----
                                 AMOUNT    RATE        AMOUNT    RATE         AMOUNT    RATE
                                                (DOLLAR AMOUNTS IN THOUSANDS)

Provision for taxes at
  statutory Federal rate         $337      34.0%       $319      34.0%        $ 842     34.0%
State taxes - net of Federal
  income tax benefit               76       7.4          32       3.4            75      3.0
Other - net                       (3)      (0.1)         15       1.6            98      4.0
                                 ----      -----        ---      ----           ---     ----

Total                            $410      41.3%       $366      39.0%       $1,015     41.0%
                                 ====      ====        ====      ====        ======     ====


     Deferred taxes result from temporary differences in the recognition of revenue and expense for tax and financial statement purposes. The principal sources of the differences are the use for income tax purposes of a 15-year amortization period for intangible assets, the use of accelerated methods of computing depreciation and the capitalization of certain inventory related costs.

     The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities are as follows:


                                                         DECEMBER 31,
                                                    1998             1997
                                                        (IN THOUSANDS)

  Assets:
    Inventories                                     $  802          $  600
    Intangible assets                                3,831           3,327
    Other                                              440             547
                                                     -----           -----

    Gross deferred tax assets                        5,073           4,474
                                                                     -----
  Liabilities:
    Intangible assets                                3,243           2,316
    Other                                               66              62
                                                     -----           -----

    Gross deferred tax liabilities                   3,309           2,378
                                                     -----           -----

    Net deferred tax asset                          $1,764          $2,096
                                                    ======          ======


8.   EMPLOYEE BENEFIT PLAN

     The Company maintains a 401(k) plan covering substantially all employees which permits employees to defer up to 20% of their salary. Matching contributions are at the discretion of the Company; additional contributions of 2% of compensation are made for each employee at the end of each pay period. Annual discretionary contributions may also be made by the Company. The Company matches

     25% of employee contributions up to the maximum of 4% of each employee's salary. Company contributions for the years ended December 31, 1998, 1997 and 1996 were approximately $85,000, $67,000 and $56,000, respectively.

9.   COMMITMENTS AND CONTINGENCIES

     The Company leases equipment and its facilities under operating lease agreements which require payment of property taxes, insurance and normal maintenance costs. Certain leases contain renewal options. Rental expense was approximately $233,000, $200,000 and $145,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Future minimum annual rentals under the above leases are as follows:


       YEAR ENDING
       DECEMBER 31,                                          (IN THOUSANDS)

       1999                                                        $238,000
       2000                                                         244,000
       2001                                                         137,000
       2002                                                           8,000
                                                                   --------
                                                                   $627,000
                                                                   ========

     The Company has entered into employment contracts with each of its executive officers. Each contract provides for employment for an initial period of one year, with automatic renewals for additional one-year periods. Terms of the contracts include details regarding participation in benefit plans, base salary, merit increases and discretionary bonuses.

     Concurrently with the Oral Care Products Acquisition, the Company entered into a Purchasing and Manufacturing Agreement with Hoechst Marion Roussel ("HMR") (formerly Marion Merrell Dow, Inc. ("MMD")), which was subsequently amended, whereby the Company agreed to purchase existing oral care products exclusively from HMR and in connection therewith pay overhead costs of $1,412,000 each year until December 31, 1998. The Company is negotiating to extend the agreement with HMR through December 31, 2004.

     During 1997, the Company entered into a manufacturing and sales agreement (the "agreement") to distribute a cold remedy product composed of zinc acetate lozenges called Cepacol ColdCare. The Company agreed to acquire certain minimum quantities of ColdCare products for five years. The related minimum payments are $2.4 million during the first two years and $4.0 million during the third through fifth years of the agreement. If the agreed upon minimum quantities are not purchased, the agreement provides for payments of up to $400,000 in the first two years and $650,000 in the third through fifth years of the agreement. During 1998, the Company terminated the agreement due to an investigation, by the Company, into the validity of the patent. The Company is being sued by the other party in the agreement due to the termination of the agreement. The case is currently under arbitration and the outcome is not determinable at this time.

     Other than the ColdCare proceedings described above, the Company is not a party to any material pending legal proceedings.

     In connection with the San Francisco Soap acquisition, the Company entered into a consulting agreement with the former owners of San Francisco Soap and agreed to pay $300,000 per year during the consulting period (September 1, 1997 through August 29, 2000). The $300,000 per year is to be paid in advance in quarterly installments of $75,000 beginning September 1, 1997.

     In connection with the San Francisco Soap Company acquisition, the Company entered into a contingent payment agreement with the sellers equal to 2.5% of San Francisco Soap Company products net sales for a period of five years from the acquisition date. The minimum annual payment is $250,000 and the Company recorded a liability for the present value of the minimum annual payments owed to the sellers. The total amounts due related to this agreement were $889,000 and $1,058,000 at December 31, 1998 and 1997, respectively. The Company will treat additional amounts paid as part of the cost of the acquisition which will result in additional goodwill.

     In conjunction with the Viractin acquisition, the Company entered into a contingent payment arrangement with the sellers of Viractin which provides the sellers with additional amounts equal to the sum of 10% of net sales of the Company's Viractin products for a period of five years from the acquisition date. The additional consideration payments are to be made to the seller on a quarterly basis beginning September 30, 1997. During 1998 and 1997, amounts due related to this agreement were approximately $198,000 and $65,000, respectively. The Company will record the payments to the sellers as part of the cost of the acquisition.


10.  SIGNIFICANT CUSTOMER

     One of the Company's customers accounted for approximately 16%, 18% and 22% of net sales in the United States for the years ended December 31, 1998, 1997 and 1996, respectively.

11.  SEGMENT DATA

     During 1998, the Company adopted the disclosure requirements of SFAS 131 DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The Company operates in two industry segments, the distribution and sale of personal and oral care products. Data by geographic area and industry segment is as follows:


                                                 1998                      1997                      1996
                                                                      (In Thousands)
                                      Personal   Oral            Personal  Oral             Personal  Oral
                                        Care     Care    Total    Care     Care     Total     Care    Care    Total
Net sales to unaffiliated customers:
 United States (including Puerto      $49,067  $20,341  $69,408  $37,397  $21,875  $59,272  $27,250  $17,286  $44,536
   Rico)
 Canada                                 3,875    2,823    6,698    4,398      198    4,596    3,747      -      3,747
                                      -------  -------  -------  -------  -------  -------  -------  -------  -------

Total                                 $52,942  $23,164  $76,106  $41,795  $22,073  $63,868  $30,997  $17,286  $48,283
                                      =======  =======  =======  =======  =======  =======  =======  =======  =======

Product contribution:
 United States (including Puerto      $ 9,904  $ 7,174  $17,078  $10,807  $ 6,227  $17,034  $12,051  $ 4,634  $16,685
   Rico)
 Canada                                 1,272      399    1,671      817        6      823    1,212      -      1,212
                                      -------  --------  ------  -------  -------  -------  -------  -------  -------

 Total                                $11,176  $ 7,573   18,749  $11,624  $ 6,233   17,857  $13,263  $ 4,634   17,897
                                      =======  =======           =======  =======           =======  =======

 General and administrative                               7,625                      6,831                      5,608
 Depreciation and amortization                            4,176                      4,887                      4,580
                                                        -------                    -------                    -------
 Operating profit                                       $ 6,948                    $ 6,139                    $ 7,709
                                                        =======                    =======                    =======


     General and administrative expenses and depreciation and amortization are not allocated to each industry segment. Assets are primarily located in the United States.

12.  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



                                                         Additions
                                           Balance,      Charged to                     Balance,
                                           Beginning     Profit          Recoveries/    End
                                           of Year       and Loss        Deductions     of Year
                                                              (In Thousands)

  Allowance for doubtful accounts:

  1998                                          $550         $ 122          $(122)         $550
  1997                                           320           236             (6)          550
  1996                                           322            65            (67)          320


                                     ******