Form 10-Q
period 1999-04-03
WILLIAMS J B HOLDINGS INC
filed 1999-05-17
CIK 929651

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
----
                  For the quarterly period ended April 3, 1999

                                       OR
       TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----   EXCHANGE ACT OF 1934

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

Number of shares of the issuer's Common Stock, par value $0.01, outstanding as of May 1, 1999: 10,000

                          J.B. Williams Holdings, Inc.

                                    I N D E X



                                                                           Page

Part I - Financial Information
         ---------------------

    Item 1:  Financial Statements (Unaudited):

             Condensed Consolidated Statements of Operations for the         1
             Thirteen Weeks Ended April 3, 1999 and the Three Months
             Ended March 31, 1998

             Condensed Consolidated Balance Sheets at April 3, 1999          2
             and December 31, 1998

             Condensed Consolidated Statements of Cash Flows for the         3
             Thirteen Weeks Ended April 3, 1999 and the Three Months
             Ended March 31, 1998

             Notes to Condensed Consolidated Financial Statements            4


    Item 2:  Management's Discussion and Analysis of Financial               6
             Condition and Results of Operations


Part II - Other Information
          -----------------

    Item 2:  Changes in Securities                                          10

    Item 6:  Exhibits and Reports on Form 8-K                               10

    Signature                                                               11

                          J.B. Williams Holdings, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Unaudited
                                 (In Thousands)




                                                       Thirteen Weeks Ended
                                                  ------------------------------
                                                   April 3,            March 31,
                                                     1999                1998
                                                  --------            ---------

Net sales                                         $14,209             $15,777

Cost of sales                                       5,651               5,727
                                                    -----               -----

Gross margin                                        8,558              10,050

Distribution and cash discounts                     1,243               1,355
Advertising and promotion                           3,904               3,905
Selling, general and administrative expenses        2,790               2,859
Depreciation and amortization                       1,049               1,027
                                                   ------               -----

Operating income (loss)                              (428)                904

Interest expense-net                                1,503               1,438
                                                    ------              -----

Loss before income tax benefit                     (1,931)               (534)

Income tax benefit                                   (791)               (208)
                                                   -------             -------


Net loss                                          $(1,140)              $(326)
                                                  ========              ======




Loss per share - basic and diluted                $114.00               $34.93

Weighted average shares outstanding                10,000               9,333


            See Notes to Condensed Consolidated Financial Statements

                          J.B. Williams Holdings, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                    Unaudited
                                 (In Thousands)


                                                          At April 3, 1999      At December 31, 1998
                                                          ----------------      --------------------
ASSETS
------
Current Assets:
      Cash and cash equivalents                                $5,199                   $6,263
      Accounts receivable, net                                 11,295                   15,187
      Inventories                                              10,411                   10,809
      Other current assets                                        621                      662
                                                              -------                 --------
         Total Current Assets                                  27,526                   32,921

Property and Equipment, Net                                     1,681                    1,350

Intangible Assets, Net                                         41,861                   42,638
Other Assets                                                    4,390                    3,252
                                                               ------                   ------

TOTAL ASSETS                                                  $75,458                  $80,161
                                                              =======                  =======


LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
Current Liabilities:
      Accounts payable                                         $3,056                   $3,510
      Accrued expenses
                                                                4,854                    7,963
                                                                -----                    -----
         Total Current Liabilities                              7,910                   11,473
                                                                -----                   ------

Due To Sellers Of Acquired Businesses                             674                      674
                                                                  ---                      ---

Long Term Debt                                                 50,345                   50,345
                                                               ------                   ------

Shareholder's Equity:
      Common stock and paid-in capital                         10,800                   10,800
      Notes receivable from sales of common stock              (1,200)                  (1,200)
      Retained earnings                                         6,929                    8,069
                                                                -----                    -----

         Total Shareholder's Equity                            16,529                   17,669
                                                               ------                   ------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                    $75,458                  $80,161
                                                              =======                  =======



            See Notes to Condensed Consolidated Financial Statements

                          J.B. Williams Holdings, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    Unaudited
                                 (In Thousands)

                                                                   Thirteen Weeks Ended
                                                                 ------------------------
                                                                  April 3,       March 31,
                                                                    1999            1998
                                                                 ---------       --------

OPERATING ACTIVITIES:
Net loss                                                         $(1,140)         $(326)
Adjustments to reconcile net loss to net cash used in
operating activities:
       Amortization of intangibles and debt issuance costs           906            910
       Depreciation and amortization of property and equipment       143            117
       Changes in operating assets and liabilities:
           Accounts receivable                                     3,892          5,110
           Inventories                                               398         (2,777)
           Other current assets                                       41           (236)
           Accounts payable                                         (454)           969
           Accrued expenses                                       (3,109)        (4,750)
           Other assets                                           (1,267)           (65)
                                                                  -------       --------
Net Cash Used In Operating Activities                               (590)        (1,048)
                                                                 --------       --------



INVESTING ACTIVITIES - Purchases of property and equipment          (474)          (167)
                                                                 --------       --------



DECREASE IN CASH AND CASH EQUIVALENTS                             (1,064)        (1,215)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     6,263          7,375
                                                                  ------         ------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $5,199         $6,160
                                                                  ======         ======



SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                                   $242           $583
Interest paid                                                     $3,021         $3,021



SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
Notes receivable from sales of common stock                         ----         $1,196




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

      Commencing January 1, 1999, the Company changed its annual fiscal period to a fifty two week period consisting of four thirteen weeks interim periods with the fsical year ending January 1, 2000. The change did not materially impact reported results of operations for the first interim period of fiscal 1999.

      The accompanying unaudited condensed consolidated financial statements as of April 3, 1999 and for the thirteen weeks ended April 3, 1999 and the three months ended March 31, 1998 have been prepared in accordance with the instructions to Form 10-Q. All adjustments which, in the opinion of the management of the Company, are necessary for a fair presentation of the condensed consolidated financial statements for the thirteen weeks ended April 3, 1999 and the three months ended March 31, 1998 have been reflected. All such adjustments are of a normal recurring nature. The April 3, 1999 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K.

      The results of operations for the period ended April 3, 1999 are not necessarily indicative of the operating results for the full year.

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

5.    RECLASSIFICATIONS

      Certain reclassifications have been made to the 1998 financial statements to conform with the current year's presentation.

                          J. B. Williams Holdings, Inc.
                  Item 2 - Management's Discussion and Analysis
                of Financial Condition and Results of Operations

GENERAL

J. B. Williams Holdings, Inc. (the "Company"), through its subsidiaries, distributes and sells personal and health care products in the United States, Canada and Puerto Rico. The personal care products business includes the Aqua Velva, Brylcreem, Williams Lectric Shave, Williams Mug Soap and the San Francisco Soap Company brands. The health care products business is comprised of the Cepacol and Viractin brands, a broad line of oral health care products that includes mouthwash, sore throat lozenges and sprays, children's sore throat elixirs and cold sore medications.


CHANGE IN ANNUAL FISCAL YEAR

Commencing January 1, 1999, the Company changed its annual fiscal period to a fifty two week period consisting of four thirteen weeks interim periods with the fiscal year ending January 1, 2000. The change did not materially impact reported results of operations for the first interim period of fiscal 1999.


RESULTS OF OPERATIONS FOR THE PERIOD ENDED APRIL 3, 1999

The following table sets forth certain operating data for the thirteen weeks ended April 3, 1999 and the three months ended March 31, 1998.


                                                       Periods Ended April 3, 1999 and March 31, 1998
                                           ---------------------------------------------------------------------
                                                                       (In Thousands)
                                           Personal Care Products   Health Care Products       Total Company
                                           ----------------------   --------------------       -------------
                                                1999        1998        1999        1998        1999        1998
                                            --------    --------    --------    --------    --------    --------

Net Sales                                   $  8,739    $ 10,529    $  5,470    $  5,248    $ 14,209    $ 15,777
Cost of Goods Sold                             3,651       3,971       2,000       1,756       5,651       5,727
                                            --------    --------    --------    --------    --------    --------
Gross Margin                                   5,088       6,558       3,470       3,492       8,558      10,050
Distribution and Cash Discounts                  745         886         498         469       1,243       1,355
Advertising and Promotion                      2,740       2,196       1,164       1,709       3,904       3,905
                                            --------    --------    --------    --------    --------    --------
Brand Contribution                          $  1,603    $  3,476    $  1,808    $  1,314       3,411       4,790
                                            ========    ========    ========    ========
Selling, General and Admin. Exp.                                                               2,790       2,859
Depreciation and Amortization                                                                  1,049       1,027
                                                                                            --------    --------
Operating Income (Loss)                                                                         (428)        904
Interest Expense, Net                                                                          1,503       1,438
                                                                                            --------    --------
Loss Before Income Tax Benefit                                                                (1,931)       (534
Income Tax Benefit                                                                              (791)       (208
                                                                                            --------    --------
Net Loss                                                                                    $ (1,140)   $   (326
                                                                                            ========    ========

For the period ended April 3, 1999, net sales decreased 9.9% to $14,209,000 from $15,777,000 for the comparable period in 1998. This decrease is due to lower sales associated with the personal care business, particularly on the Total Hair Fitness line of shampoo's and conditioners. Of the $1,568,000 decrease in total company sales versus 1998, approximately $1,200,000 reflects the impact of the retail inventory build associated with the launch of the Total Hair Fitness business in 1998 with the balance reflecting lower sales results for the Aqua Velva, Brylcreem and Lectric Shave businesses.

For the period ended April 3, 1999, cost of goods sold decreased 1.3% to $5,651,000 from $5,727,000 for the comparable period in 1998. This decrease is directly linked to the Company=s lower sales volumes offset by higher manufacturing costs. Most of the increase in manufacturing costs are related to one time expenses associated with the shutdown of the gift set/special pack assembly operation that the Company operated during 1998 and with the March 1999 re-launch of the entire San Francisco Soap product line.

For the period ended April 3, 1999, distribution expenses and cash discounts decreased 8.3% to $1,243,000 from $1,355,000 for the comparable period in 1998. This decrease is primarily associated with the overall decrease in sales volumes.

For the period ended April 3, 1999, advertising and promotion expenses of $3,904,000 remained virtually unchanged versus the $3,905,000 spent during the comparable period in 1998. Marketing spending in 1999 has been focussed primarily on the re-launch of the San Francisco Soap business and continued support behind the Total Hair Fitness line of shampoos and conditioners for men that was introduced during 1998.

For the period ended April 3, 1999, selling, general and administrative expenses decreased slightly by 2.4% to $2,790,000 from $2,859,000 for the comparable period in 1998. Most of the decrease is caused by lower broker commission payments associated with the decline in net sales.

For the period ended April 3, 1999, depreciation and amortization increased 2.1% to $1,049,000 from $1,027,000 for the comparable period in 1998. This increase is related to slightly higher levels of depreciation that reflects the capital spending in 1998 and 1999 associated with the replacement of the Company's business and financial systems.

For the period ended April 3, 1999, interest expense, net of interest income, increased 4.5% to $1,503,000 from $1,438,000 for the comparable period in 1998. Slightly lower levels of cash have resulted in a corresponding decrease in interest income, thereby resulting in an overall net increase in interest expense.

For the period ended April 3, 1999, the Company recorded an income tax benefit of $791,000 versus an income tax benefit of $208,000 for the comparable period in 1998. The effective tax rate was 41% for the 1999 interim period and 39% for the comparable interim period in 1998.

As a result of the foregoing, the Company realized a net loss of $(1,139,000) for the period ended April 3, 1999. This compares unfavorably with a net loss of $(326,000) for the comparable period in 1998. Most of this variance can be attributed to the profit effect of the lower sales volumes and increased manufacturing costs, primarily associated with the San Francisco Soap business, that are not expected to be of a recurring nature.


LIQUIDITY AND CAPITAL RESOURCES

The following chart summarizes the net funds provided and/or used in operating, financing and investing activities for the thirteen weeks ended April 3, 1999 and the three months ended March 31, 1998 (in thousands).


                                                           Period Ended
                                                           ------------
                                                April 3, 1999     March 31, 1998
                                                -------------     --------------
Net cash used in operating activities              $  (590)          $(1,048)
Net cash used in investing activities                 (474)             (167)
Decrease in cash and cash equivalents              $(1,064)          $(1,215)

The principal adjustments to reconcile net loss of $(1,139,000) for the period ended April 3, 1999 to net cash used in operating activities of $(590,000) are depreciation and amortization of $1,049,000, offset by a net increase in working capital requirements of $500,000. The working capital increase is primarily linked to generally lower levels of accrued expenses.

Capital expenditures, which were $474,000 for the period ended April 3, 1999, are generally not significant in the Company's business. Aside from approximately $.6 million that the Company has budgeted in 1999 for the replacement of its financial operating system, the Company currently has no material commitments for future capital expenditures.

As a result of the Senior Notes, the Company had $50.3 million of total debt outstanding as of December 31, 1998 and April 3, 1999. Management expects that cash on hand and internally generated funds will provide sufficient capital resources to finance the Company's operations and meet interest requirements on the Senior Notes, both in respect of the short term as well as during the long term. Since there can be no guarantee that the Company will generate internal funds sufficient to finance its operations and debt requirements, the Company has arranged for a secured line of credit with the Bank of New York through August 31, 1999 to provide funds, should they be required, in order for the Company to meet its liquidity requirements. The line of credit is in the maximum amount of $5,000,000, with the amount available being subject to reduction based on certain criteria relative to the Company's accounts receivable and inventory.

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

Estimated costs for the complete system upgrade, including any specific Year 2000 requirements, are projected to be approximately $900,000 of which $600,000 have been incurred through March 31, 1999 and $300,000 are estimated for the remainder of 1999. The funds for these costs have and will continue to come from normal operating cash flows of the business. It is expected that all internal systems will be implemented, tested and validated by July 1999.

The contingency planning process is ongoing and, as additional information becomes available, the Company will consider the results of the systems conversion and the status of third party Year 2000 readiness.

Part II - Other Information
          -----------------


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






                               J.B. WILLIAMS HOLDINGS, INC.



Date:   May 14, 1999           /s/ KEVIN C. HARTNETT
        -------------          -------------------------------------------------
                               Name:  Kevin C. Hartnett
                               Title: Vice President and Chief Financial Officer