Form 10-Q
period 1999-07-03
WILLIAMS J B HOLDINGS INC
filed 1999-08-17
CIK 929651

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 3, 1999

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

Number of shares of the issuer=s Common Stock, par value $0.01, outstanding as of July 31, 1999: 10,000

                          J.B. Williams Holdings, Inc.

                                    I N D E X




                                                                            Page

Part I - Financial Information
         ---------------------

      Item 1: Financial Statements (Unaudited):

              Condensed Consolidated Statements of Operations for the         3
              Thirteen Weeks and Twenty Six Weeks Ended July 3, 1999
              and the Three Months and Six Months Ended June 30, 1998

              Condensed Consolidated Balance Sheets at July 3, 1999           4
              and December 31, 1998

              Condensed Consolidated Statements of Cash Flows for the         5
              Thirteen Weeks and Twenty Six Weeks Ended July 3, 1999
              and the Three Months and Six Months Ended June 30, 1998

              Notes to Condensed Consolidated Financial Statements            6


      Item 2: Management's Discussion and Analysis of Financial               8
                 Condition and Results of Operations



Part II - Other Information
          -----------------

     Item 2:  Changes in Securities                                          13

     Item 6:  Exhibits and Reports on Form 8-K                               13

     Signature                                                               14


                                            J.B. Williams Holdings, Inc.
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Unaudited
                                                   (In Thousands)


                                                      Thirteen        Three                  Twenty-Six       Six
                                                        Weeks         Months                    Weeks        Months
                                                        Ended         Ended                    Ended          Ended
                                                       July 3,       June 30,                  July 3,      June 30,
                                                        1999           1998                     1999          1998
                                                        ----           ----                     ----          ----

NET SALES                                            $15,488         $14,942                  $29,697       $30,719

Cost of sales                                          5,614           5,090                   11,265        10,817
                                                      ------         -------                  -------       -------

GROSS MARGIN                                           9,874           9,852                   18,432        19,902

Distribution and cash discounts                        1,365           1,470                    2,608         2,825
Advertising and promotion                              3,225           4,825                    7,129         8,730
Selling, general and administrative expenses           2,769           2,578                    5,559         5,437
Depreciation and amortization                          1,033           1,032                    2,082         2,059
                                                       -----           -----                   ------        ------

OPERATING INCOME (LOSS)                                1,482            (53)                    1,054           851

Interest expense-net                                   1,452           1,462                    2,955         2,900
                                                       -----           -----                    -----        ------

INCOME (LOSS) BEFORE INCOME TAXES                         30          (1,515)                  (1.901)       (2,049)

Income tax provision (benefit)                            12            (591)                    (779)         (799)
                                                    --------          -------                 --------      --------
NET INCOME (LOSS)                                  $      18          $ (924)                 $(1,122)      $(1,250)
                                                   =========          =======                 ========      ========



Income (loss) per share - basic and diluted            $1.80         $(95.62)                $(112.20)     $(129.36)

Weighted average shares outstanding                   10,000           9,663                   10,000         9,663






            See Notes to Condensed Consolidated Financial Statements


                                                J.B. Williams Holdings, Inc.
                                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          Unaudited
                                                       (In Thousands)


                                                                     At July 3, 1999           At December 31, 1998
                                                                     ----------------          ---------------------

ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                          $6,912                      $6,263
       Accounts receivable, net                                            8,590                      15,187
       Inventories                                                        12,015                      10,809
       Other current assets                                                  570                         662
                                                                         -------                    --------
           Total Current Assets                                           28,087                      32,921

PROPERTY AND EQUIPMENT, NET                                                1,823                       1,350

INTANGIBLE ASSETS, NET                                                    41,101                      42,638
OTHER ASSETS                                                               5,345                       3,252
                                                                          ------                      ------

TOTAL ASSETS                                                             $76,355                     $80,161
                                                                         =======                     =======


LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES:
       Accounts payable                                                   $3,295                      $3,510
       Accrued expenses                                                    5,494                       7,963
       ----------------                                                    -----                       -----
           Total Current Liabilities                                       8,789                      11,473
                                                                           -----                      ------

DUE TO SELLERS OF ACQUIRED BUSINESSES                                        674                         674
                                                                             ---                         ---

LONG TERM DEBT                                                            50,345                      50,345
                                                                          ------                      ------


SHAREHOLDER'S EQUITY:
       Common stock and paid-in capital                                   10,800                      10,800
       Notes receivable from sales of common stock                        (1,200)                     (1,200)
       Retained earnings                                                   6,947                       8,069
                                                                           -----                       -----
Total Shareholder's Equity                                                16,547                      17,669
                                                                          ------                      ------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                               $76,355                     $80,161
                                                                         =======                     =======







            See Notes to Condensed Consolidated Financial Statements


                                                 J.B. Williams Holdings, Inc.
                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Unaudited
                                                        (In Thousands)


                                                                           Twenty Six Weeks          Six Months
                                                                                Ended                   Ended
                                                                                July 3,                June 30,
                                                                                 1999                    1998
                                                                                 ----                    ----

OPERATING ACTIVITIES:
    Net income (loss)                                                          $(1,122)                $(1,250)
    Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
       Amortization of intangibles and debt issuance costs                       1,795                   1,822
       Depreciation and amortization of property and equipment                     287                     237
       Changes in operating assets and liabilities:
Accounts receivable                                                              6,237                   5,934
           Inventories                                                          (1,206)                 (5,352)
           Other current assets                                                     92                     127
Accounts payable                                                                  (215)                 (1,247)
           Accrued expenses and other liabilities                               (2,469)                 (2,757)
             Other assets                                                       (1,990)                   (102)
                                                                                -------                 --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              1,409                  (2,588)
                                                                                -------                 --------





INVESTING ACTIVITIES:
    Purchases of property and equipment                                           (760)                   (374)
                                                                                --------                --------
       NET CASH USED IN INVESTING ACTIVITIES                                      (760)                   (374)
                                                                                --------                --------





INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   649                  (2,962)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   6,263                   7,375
                                                                                --------                --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $6,912                  $4,413
                                                                                ========                ========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Income taxes paid                                                           $  242                  $  424
    Interest paid                                                               $3,021                  $3,021







            See Notes to Condensed Consolidated Financial Statements

                          J.B. Williams Holdings, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



1.     BASIS OF ACCOUNTING AND ORGANIZATION

       The consolidated financial statements include J.B. Williams Holdings, Inc. and its wholly-owned subsidiaries: J.B. Williams Company, Inc., After Shave Products Inc., Pre-Shave Products Inc., Hair Care Products Inc., and CEP Holdings Inc. (collectively the "Company"). Brynwood Partners II L.P., a private partnership formed under Delaware law, is the majority owner of all of the issued and outstanding capital stock of the Company.

       Commencing January 1, 1999, the Company changed its annual fiscal period to a fifty two week period consisting of four thirteen weeks interim periods with the fiscal year ending January 1, 2000. The change did not materially impact reported results of operations for the first interim period of fiscal 1999.

       The accompanying unaudited condensed consolidated financial statements as of July 3, 1999 and for the thirteen and twenty six weeks ended July 3, 1999 and the three month and six month periods ended June 30, 1998 have been prepared in accordance with the instructions to Form 10-Q. All adjustments which, in the opinion of the management of the Company, are necessary for a fair presentation of the condensed consolidated financial statements for the thirteen week and twenty six week periods ended July 3, 1999 and for the three month and six month periods ended June 30, 1998 have been reflected. All such adjustments are of a normal recurring nature. The July 3, 1999 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K.

       The results of operations for the period ended July 3, 1999 are not necessarily indicative of the operating results for the full year.

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


RESULTS OF OPERATIONS FOR THE THIRTEEN WEEK PERIOD ENDED JULY 3, 1999

The following table sets forth certain operating data for the thirteen weeks ended July 3, 1999 and the three months ended June 30, 1998.


                                                   Periods Ended July 3, 1999 and June 30, 1998
                                                   --------------------------------------------
                                                                   (In Thousands)
                                      Personal Care Products    Health Care Products        Total Company
                                      ----------------------    --------------------        -------------
                                         1999        1998          1999       1998        1999        1998
                                         ----        ----          ----       ----        ----        ----
NET SALES                              $11,145     $10,561        $4,343     $4,381      $15,488     $14,942
Cost of Goods Sold                       3,806       3,505         1,808      1,585        5,614       5,090
                                         -----       -----         -----     ------      -------     -------
GROSS MARGIN                             7,339       7,056         2,535      2,796        9,874       9,852
Distribution and Cash Discounts            877         986           488        484        1,365       1,470
Advertising and Promotion                2,316       3,829           909        996        3,225       4,825
                                        ------       -----        ------     ------      -------     -------
BRAND CONTRIBUTION                      $4,146      $2,241        $1,138     $1,316        5,284       3,557
                                        ======      ======        ======     ======
Selling, General and Admin. Exp.                                                           2,769       2,578
Depreciation and Amortization                                                              1,033       1,032
                                                                                           -----      ------
OPERATING INCOME (LOSS)                                                                    1,482         (53)
Interest Expense, Net                                                                      1,452       1,462
                                                                                           -----      ------
INCOME (LOSS) BEFORE INCOME TAXES                                                             30      (1,515)
Income Tax Provision (Benefit)                                                                12        (591)
                                                                                         -------      -------
NET INCOME (LOSS)                                                                        $    18      $ (924)
                                                                                         =======      =======

For the thirteen week period ended July 3,1999, net sales increased 3.7% to $15,488,000 from $14,942,000 for the same period in 1998. This increase is primarily related to strong sales on the San Francisco Soap product line resulting from new distribution at several large new customers.


For the thirteen week period ended July 3,1999, cost of goods sold increased 10.3% to $5,614,000 from $5,090,000 for the same period in 1998. This increase is primarily related to the higher sales volumes and to higher manufacturing costs, particularly costs related to the sales of several discontinued products at close out pricing.


For the thirteen week period ended July 3,1999, distribution expenses and cash discounts decreased 7.1% to $1,365,000 from $1,470,000 for the same period in 1998. This decrease reflects savings versus 1998 during which period of time the Company had relocated the distribution operation associated with the San Francisco Soap business.


For the thirteen week period ended July 3,1999, advertising and promotion expenses decreased 33.2% to $3,225,000 from $4,825,000 for the same period in 1998. During this period of time in 1998, the Company was spending heavily in support of the introduction of the Total Hair Fitness business. Advertising and promotion support in 1999 does not require the same high levels of introductory spending on this business.


For  the  thirteen  week  period  ended  July  3,1999,  selling,   general,  and
administrative expenses increased 7.4% to $2,769,000 from $2,578,000 for the same period in 1998. This increase is related to a combination of increased staffing levels versus the same period in 1998 and to higher broker commission payments associated with the increase in net sales.


For the thirteen week period ended July 3,1999, depreciation and amortization of $1,033,000 is essentially unchanged from $1,032,000 for the same period in 1998.


For the thirteen week period ended July 3,1999, interest expense, net of interest income, decreased slightly to $1,452,000 from $1,462,000 for the same period in 1998.


For the thirteen week period ended July 3,1999, the Company recorded an income tax expense of $12,000 versus an income tax benefit of $591,000 for the same period in 1998. The effective tax rate was 41% for the 1999 interim period and 39% for the comparable interim period in 1998.

RESULTS OF OPERATIONS FOR THE TWENTY SIX WEEK PERIOD ENDED JULY 3, 1999

The following table sets forth certain operating data for the twenty-six weeks ended July 3, 1999 and the six months ended June 30, 1998.


                                                   Periods Ended July 3, 1999 and June 30, 1998
                                                   --------------------------------------------
                                                                   (In Thousands)
                                      Personal Care Products    Health Care Products       Total Company
                                      ----------------------    --------------------       -------------
                                         1999       1998          1999       1998         1999       1998
                                         ----       ----          ----       ----         ----       ----
NET SALES                              $19,884    $21.090        $9,813     $9,629      $29,697     $30,719
Cost of Goods Sold                       7,457      7,476         3,808      3,341       11,265      10,817
                                       -------    -------        ------     ------      -------     -------
GROSS MARGIN                            12,427     13,614         6,005      6,288       18,432      19,902
Distribution and Cash Discounts          1,622      1,872           986        953        2,608       2,825
Advertising and Promotion                5,056      6,025         2,073      2,705        7,129       8,730
                                       -------     ------        ------     ------       ------       -----
BRAND CONTRIBUTION                     $ 5,749     $5,717        $2,946     $2,630        8,695       8,347
                                       =======     ======        ======     ======
Selling, General and Admin. Exp.                                                          5,559       5,437
Depreciation and Amortization                                                             2,082       2,059
                                                                                          -----      ------
OPERATING INCOME                                                                          1,054         851
Interest Expense, Net                                                                     2,955       2,900
                                                                                          -----      ------
(LOSS) BEFORE INCOME TAXES                                                               (1,901)     (2,049)
Income Tax Benefit                                                                         (779)       (799)
                                                                                         -------     -------
NET (LOSS)                                                                              $(1,122)    $(1,250)
                                                                                        ========    ========


For the twenty-six week period ended July 3,1999, net sales decreased 3.3% to $29,697,000 from $30,719,000 for the same period in 1998. This decrease is due to lower sales associated with the personal care business, particularly on the Total Hair Fitness line of shampoo's and conditioners. Net sales for this period in 1999 of Total Hair Fitness during the first half of 1999 are down approximately $1,900,000 reflecting the impact of the retail inventory build associated with the launch of this business in 1998.


For the twenty-six week period ended July 3,1999, cost of goods sold increased 4.1% to $11,265,000 from $10,817,000 for the same period in 1998. The increase in manufacturing costs is primarily related to one time expenses associated with the shutdown of the gift set/special pack assembly operation that the Company operated during 1998 and with the March 1999 re-launch of the entire San Francisco Soap product line.


For the twenty-six week period ended July 3,1999, distribution expenses and cash discounts decreased 7.7% to $2,608,000 from $2,825,000 for the same period in 1998. This decrease reflects savings versus 1998 during which period of time the Company had relocated the distribution operation associated with the San Francisco Soap business.

For the twenty-six week period ended July 3,1999, advertising and promotion expenses decreased 18.3% to $7,129,000 from $8,730,000 for the same period in 1998. During the first half of 1998, the Company spent heavily in support of the introduction of the Total Hair Fitness business. Advertising and promotion support in 1999 does not require the same high levels of introductory spending.

For the twenty-six week period ended July 3,1999, selling, general, and administrative expenses increased by 2.2% to $5,559,000 from $5,437,000 for the same period in 1998. This increase reflects somewhat higher staffing levels during the first half of 1999 versus the same period in 1998.


For the twenty-six week period ended July 3,1999, depreciation and amortization of $2,082,000 increased slightly from $2,059,000 for the same period in 1998.


For the twenty-six week period ended July 3,1999, interest expense, net of interest income, increased 1.9% to $2,955,000 from $2,900,000 for the same period in 1998.


For the twenty-six week period ended July 3,1999, an income tax benefit of $779,000 was recorded compared with a similar tax benefit of $799,000 recorded during the same period in 1998. The effective tax rate was 41% for the 1999 interim period and 39% for the 1998 interim period.



LIQUIDITY AND CAPITAL RESOURCES

The following chart summarizes the net funds provided by and/or used in operating, financing and investing activities for the periods ended July 3, 1999 and June 30, 1998 (in thousands).


                                                                         Period Ended
                                                                         ------------
                                                                July 3,1999        June 30,1998
                                                                -----------        ------------
Net cash provided by (used in)operating activities                $1,409             $(2,588)
Net cash used in investing activities                               (760)               (374)
Increase (decrease) in cash and cash equivalents                  $  649             $(2,962)


The principal adjustments to reconcile net loss of $1,122,000 for the period ended July 3, 1999 to net cash provided by operating activities of $1,409,000 are depreciation and amortization of $2,082,000, combined with a net decrease in working capital requirements of $449,000. The working capital decrease is primarily linked to lower levels of accounts receivable.

Capital expenditures, which were $760,000 for the six months ended July 3, 1999, are generally not significant in the Company's business. Except for approximately $800,000 that the Company has budgeted for the replacement and upgrade of its financial operating system which should also address Year 2000 compliance requirements, the Company currently has no material commitments for future capital expenditures.

As a result of the Senior Notes, the Company had $50.3 million of total debt outstanding as of December 31, 1998 and July 3, 1999. Management expects that cash on hand and internally generated funds will provide sufficient capital resources to finance the Company's operations and meet interest requirements on the Senior Notes, both in respect of the short term as well as during the long term. Since there can be no guarantee that the Company will generate internal funds sufficient to finance its operations and debt requirements, the Company is planning to extend its secured line of credit with the Bank of New York through August 31, 2000 to provide funds, should they be required, in order for the Company to meet its liquidity requirements. The line of credit is in the maximum amount of $5,000,000, with the amount available being subject to reduction based on certain criteria relative to the Company's accounts receivable and inventory.


YEAR 2000 READINESS DISCLOSURE

As part of a plan to improve its overall system capabilities, the Company initiated a Year 2000 program in 1997 to upgrade its internal use software and hardware to address possible issues that may arise from using two digits rather than four to define the applicable year for dates. As part of this effort the Company is reviewing the compliance of material third parties (significant vendors and customers) on the operations of the business in order to determine the risks to the Company for a third party's failure to re-mediate its own Year 2000 issues. While this information will be used to mitigate these risks, due to the complexity of the problem, there can be no assurance that any third party systems will be Year 2000 compliant on a timely basis or that non-compliance will not have an adverse material impact on the company.

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

Estimated costs for the complete system upgrade, including any specific Year 2000 requirements, are projected to be approximately $950,000 of which $730,000 have been incurred through July 3, 1999 and $220,000 are estimated for the remainder of 1999. The funds for these costs have and will continue to come from normal operating cash flows of the business. It is expected that all internal systems will be implemented, tested and validated by September 1999.

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

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits:
                  - Exhibit 27 - Financial Data Schedule

              (b) Reports on Form 8-K
                  - On May 15, 1999, the registrant filed one report on Form 8-K reflecting a change in its annual fiscal year to a fifty-two
                  week  period   consisting  of  four  thirteen  week  interim
                  periods, with the fiscal year ending on January 1, 2000.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                             J.B. WILLIAMS HOLDINGS, INC.




Date:    August 12, 1999                     /s/ Kevin C. Hartnett
         ----------------                    ----------------------------------
                                             Name:  Kevin C. Hartnett
                                             Title: Vice President and
                                                    Chief Financial Officer













qtr699