Form 10-Q
period 1999-10-02
WILLIAMS J B HOLDINGS INC
filed 1999-11-16
CIK 929651

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


o QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 2, 1999

                                       OR
o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

Number of shares of the registrant's Common Stock, par value $0.01, outstanding as of October 31, 1999: 10,000

                          J.B. Williams Holdings, Inc.

                                    I N D E X




                                                                          Page

Part I  - Financial Information
          ---------------------

    Item 1:  Financial Statements (Unaudited):

             Condensed Consolidated Statements of Operations for
             the Thirteen  Weeks and Thirty  Nine Weeks  Ended
             October  2,  1999  and the  Three  Months  and Nine
             Months Ended September 30, 1998                                3

             Condensed Consolidated Balance Sheets at October 2,
             1999  and December 31, 1998                                    4

             Condensed Consolidated Statements of Cash Flows for
             the Thirteen  Weeks and Thirty  Nine Weeks  Ended
             October  2,  1999  and the  Three  Months  and Nine
             Months Ended September 30, 1998                                5

             Notes   to   Condensed    Consolidated    Financial
             Statements                                                     6


    Item 2:  Management's Discussion and Analysis of Financial              8
             Condition and Results of Operations



Part II - Other Information
          -----------------

    Item 1:  Litigation                                                    13

    Item 2:  Changes in Securities                                         13

    Item 6:  Exhibits and Reports on Form 8-K                              13

    Signature                                                              14


                          J.B. Williams Holdings, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Unaudited
                 (In thousands, except share and per share data)

                                                     Thirteen        Three                 Thirty Nine          Nine
                                                      Weeks          Months                    Weeks           Months
                                                      Ended           Ended                    Ended            Ended
                                                    October 2,     September 30,             October 2,      September 30,
                                                       1999            1998                     1999             1998
                                                       ----           -----                     ----             ----
Net sales                                            $20,059         $20,025                  $49,756          $50,744

Cost of sales                                          7,823           8,558                   19,088           19,375
                                                      ------          ------                  -------           ------

Gross margin                                          12,236          11,467                   30,668           31,369
Distribution and cash discounts                        1,467           1,735                    4,076            4,560
Advertising and promotion                              4,074           4,675                   11,203           13,405
Selling, general and administrative expenses           2,723           2,333                    8,282            7,770
Depreciation and amortization                          1,041           1,037                    3,122            3,096
                                                       -----           -----                   ------           ------

Operating income                                       2,931           1,687                    3,985            2,538

Interest expense-net                                   1,435           1,464                    4,390            4,364
                                                       -----           -----                    -----           ------

Income (loss) before income taxes                      1,496             223                     (405)          (1,826)

Income tax provision (benefit)                           613              87                     (166)            (712)
                                                       -----           -----                   -------         --------

Net income (loss)                                     $  883          $  136                    $(239)         $(1,114)
                                                      ======         =======                   =======         ========


Retained earnings, beginning of period                $6,947          $6,238                   $8,069           $7,488
Retained earnings, end of period                      $7,830          $6,374                   $7,830           $6,374

Net income (loss) per share: Basic                    $88.30          $13.91                  $(23.90)        $(113.99)
Net income (loss) per share: Diluted                  $88.30          $13.61                  $(23.90)        $(113.99)

Average basic shares outstanding                      10,000           9,993                   10,000            9,773
Average diluted shares outstanding                    10,000           9,996                   10,000            9,919



            See Notes to Condensed Consolidated Financial Statements



                          J.B. Williams Holdings, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                    Unaudited
                                 (In Thousands)

                                                                At October 2, 1999          At December 31, 1998
                                                                ------------------          --------------------

ASSETS
Current Assets:
       Cash and cash equivalents                                       $4,540                      $6,263
       Accounts receivable, net                                        12,959                      15,187
       Inventories                                                      9,613                      10,809
       Other current assets                                               512                         662
                                                                        -----                     -------
           Total Current Assets                                        27,624                      32,921
                                                                       ------                      ------

Property and Equipment, Net                                             1,897                       1,350

Intangible Assets, Net                                                 40,326                      42,638
Other Assets                                                            5,126                       3,252
                                                                       ------                      ------

TOTAL ASSETS                                                          $74,973                     $80,161
                                                                      =======                     =======


LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
       Accounts payable                                                $2,354                      $3,510
       Accrued expenses and other liabilities                           4,381                       7,963
                                                                        -----                       -----
           Total Current Liabilities                                    6,735                      11,473
                                                                        -----                      ------

Due To Sellers Of Acquired Businesses                                     463                         674
                                                                          ---                         ---

Long Term Debt                                                         50,345                      50,345
                                                                       ------                      ------


Shareholder's Equity:
       Common stock and paid-in capital                                10,800                      10,800
       Notes receivable from stock sales                               (1,200)                     (1,200)
       Retained earnings                                                7,830                       8,069
                                                                        -----                       -----
Total Shareholder's Equity                                             17,430                      17,669
                                                                       ------                      ------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                            $74,973                     $80,161
                                                                      =======                     =======








            See Notes to Condensed Consolidated Financial Statements


                          J.B. Williams Holdings, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    Unaudited
                                 (In Thousands)


                                                                            Thirty Nine Weeks        Nine Months
                                                                                  Ended                  Ended
                                                                                October 2,           September 30,
                                                                                   1999                  1998
                                                                                   ----                  ----

OPERATING ACTIVITIES:
    Net loss                                                                      $(239)               $(1,114)
    Adjustments to reconcile net loss to net cash provided
    by operating activities:
        Amortization of intangibles and debt issuance costs                       2,685                  2,733
        Depreciation and amortization of property and equipment                     437                    363
        Changes in operating assets and liabilities:
        Accounts receivable                                                       2,228                  1,411
        Inventories                                                               1,196                 (5,269)
        Other current asset                                                         150                   (563)
        Accounts payable                                                         (1,156)                 1,351
        Accrued expenses and other liabilities                                   (3,582)                (3,369)
Other assets                                                                     (2,458)                  (243)
                                                                                 ------                  ------
Net Cash Used in Operating Activities                                              (739)                (4,700)
                                                                                 ------                 -------



INVESTING ACTIVITIES
    Purchase of property and equipment                                             (984)                  (693)
                                                                                  -----                  -----





Decrease in Cash and Cash Equivalents                                            (1,723)                (5,393)
Cash and cash equivalents, beginning of year                                      6,263                  7,375
                                                                                  -----                  -----
Cash and Cash Equivalents, End of Period                                         $4,540                 $1,982
                                                                                 ======                 ======


SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                                                  $251                   $618
Interest paid                                                                    $6,041                 $6,041






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

       Commencing January 1, 1999, the Company changed its annual fiscal period to a fifty two week period consisting of four thirteen weeks interim periods with the fiscal year ending January 1, 2000. The change did not materially impact reported results of operations through the third interim period of fiscal 1999.

       The accompanying unaudited condensed consolidated financial statements as of October 2, 1999 and for the thirteen and thirty nine weeks ended October 2, 1999 and the three month and six month periods ended September 30, 1998 have been prepared in accordance with the instructions to Form 10-Q. All adjustments which, in the opinion of the management of the Company, are necessary for a fair presentation of the condensed consolidated financial statements for the thirteen week and thirty nine week periods ended October 2, 1999 and for the three month and six month periods ended September 30, 1998 have been reflected. All such adjustments are of a normal recurring nature. The October 2, 1999 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K.

       The results of operations for the period ended October 2, 1999 are not necessarily indicative of the operating results for the full year.

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

                          J. B. Williams Holdings, Inc.
                  Item 2 - Management's Discussion and Analysis
                of Financial Condition and Results of Operations


GENERAL

J. B. Williams Holdings, Inc. (the "Company"), through its subsidiaries, distributes and sells personal and health care products in the United States, Canada and Puerto Rico. The personal care products business includes the Aqua Velva, Brylcreem, Williams Lectric Shave, Total Hair Fitness, Williams Mug Soap and the San Francisco Soap Company brands. The health care products business is comprised of the Cepacol and Viractin brands, a broad line of oral health care products that includes mouthwash, sore throat lozenges and sprays, children's sore throat formulas and cold sore medications.

CHANGE IN ANNUAL FISCAL YEAR

Commencing January 1, 1999, the Company changed its annual fiscal period to a fifty two week period consisting of four thirteen weeks interim periods with the fiscal year ending January 1, 2000. The change did not materially impact reported results of operations through the third interim period of fiscal 1999.

RESULTS OF OPERATIONS FOR THE THIRTEEN WEEK PERIOD ENDED OCTOBER 2, 1999

The following table sets forth certain operating data for the thirteen weeks ended October 2, 1999 and the three months ended September 30, 1998.



                                           Periods Ended October 2, 1999 and September 30, 1998
                                           ----------------------------------------------------
                                                              (In Thousands)
                                    Personal Care Products      Health Care Products       Total Company
                                    ----------------------      --------------------       -------------
                                       1999        1998           1999       1998          1999      1998
                                       ----        ----           ----       ----          ----      ----
Net Sales                            $14,047      $13,966        $6,012     $6,059       $20,059   $20,025
Cost of Goods Sold                     5,512        6,458         2,311      2,100         7,823     8,558
                                      ------      -------         -----     ------        -----     ------
Gross Margin                           8,535        7,508         3,701      3,959        12,236    11,467
Distribution and Cash Discounts          959        1,176           508        559         1,467     1,735
Advertising and Promotion              2,694        3,683         1,380        992         4,074     4,675
                                       -----        -----         -----      -----        ------     -----
Brand Contribution                    $4,882       $2,649        $1,813     $2,408         6,695     5,057
                                      ======       ======        ======     ======
Selling, General and Admin. Exp.                                                           2,723     2,333
Depreciation and Amortization                                                              1,041     1,037
                                                                                           -----    ------
Operating Income                                                                           2,931     1,687
Interest Expense, Net                                                                      1,435     1,464
                                                                                           -----     -----
Income Before Income Taxes                                                                 1,496       223
Income Tax Provision                                                                         613        87
                                                                                           -----     -----
Net Income                                                                                 $ 883     $ 136
                                                                                           =====    ======


For the thirteen week period ended October 2,1999, net sales of $20,059,000 were essentially unchanged from sales for the same period in 1998. These results are in spite of the discontinuance of the Cepacol ColdCare business and lower sales on the Total Hair Fitness brand, which was being introduced during this same period in 1998. Sales of all other businesses are actually up 6.9% during this period in 1999 versus the same period in 1998, lead by strong results on the Cepacol and San Francisco Soap businesses.


For the thirteen week period ended October 2,1999, cost of goods sold decreased 8.6% to $7,823,000 from $8,558,000 for the same period in 1998. This decrease reflects significant improvements in the assembly costs related to the 1999 San Francisco Soap Holiday gift set program and lower costs for the components included as part of these gift items.


For the thirteen week period ended October 2,1999, distribution expenses and cash discounts decreased 15.4% to $1,467,000 from $1,735,000 for the same period in 1998. This decrease is related to improved systems for handling the manufacturing and distribution of the San Francisco Soap gift items and reduced storage costs related to lower levels of inventory.


For the thirteen week period ended October 2,1999, advertising and promotion expenses decreased 12.9% to $4,074,000 from $4,675,000 for the same period in 1998. This decrease reflects the elimination of certain marketing support programs associated with businesses acquired in the second half of 1997 and with spending related to the introduction of the Total Hair Fitness brand.


For the thirteen week period ended October 2,1999, selling, general, and administrative expenses increased 16.7% to $2,723,000 from $2,333,000 for the same period in 1998. This increase relates to generally higher levels of staffing levels for the San Francisco Soap business.


For the thirteen week period ended October 2,1999, depreciation and amortization remained essentially unchanged from 1998 at $1,041,000.


For the thirteen week period ended October 2,1999, 1998, interest expense, net of interest income, decreased 2.0% to $1,435,000 from $1,464,000 for the same period in 1998.


For the thirteen week period ended October 2,1999, income taxes were $613,000 as compared to $87,000 for the same period in 1998. The effective tax rate was 41% for the 1999 interim period and 39% for the comparable interim period in 1998.

Results of Operations for the Thirty Nine Week Period Ended October 2, 1999

The following table sets forth certain operating data for the thirty-nine weeks ended October 2, 1999 and the nine months ended September 30, 1998.


                                           Periods Ended October 2, 1999 and September 30, 1998
                                           ----------------------------------------------------
                                                              (In Thousands)
                                    Personal Care Products      Health Care Products       Total Company
                                    ----------------------      --------------------       -------------
                                       1999        1998           1999        1998         1999      1998
                                       ----        ----           ----        ----         ----      ----
Net Sales                            $33,931      $35,056       $15,825     $15,688      $49,756    $50,744
Cost of Goods Sold                    12,969       13,934         6,119       5,441       19,088     19,375
                                      ------       ------      --------    --------       ------    -------
Gross Margin                          20,962       21,122         9,706      10,247       30,668     31,369
Distribution and Cash Discounts        2,581        3,048         1,495       1,512        4,076      4,560
Advertising and Promotion              7,751        9,708         3,452       3,697       11,203     13,405
                                       -----        -----         -----      ------       ------     ------
Brand Contribution                   $10,630       $8,365        $4,759      $5,038       15,389     13,404
                                     =======       ======        ======      ======
Selling, General and Admin. Exp.                                                           8,282      7,770
Depreciation and Amortization                                                              3,122      3,096
                                                                                           -----    -------
Operating Income                                                                           3,985      2,538
Interest Expense, Net                                                                      4,390      4,364
                                                                                           -----    -------
Loss Before Income Taxes                                                                    (405)    (1,826)
Income Tax Benefit                                                                          (166)      (712)
                                                                                          ------    -------
Net Loss                                                                                  $ (239)   $(1,114)
                                                                                          =======   ========


For the thirty-nine week period ended October 2,1999, net sales decreased 2.0% to $49,756,000 from $50,744,000 for the same period in 1998. This decrease is due to lower sales associated with the personal care business, particularly on the Total Hair Fitness line of shampoos and conditioners. Net sales of Total Hair Fitness during the first nine months of 1999 are down approximately $2,600,000, reflecting lower levels of sales primarily related to the retail inventory build realized with the launch of this business in 1998.

For the thirty-nine week period ended October 2,1999, cost of goods sold decreased 1.5% to $19,088,000 from $19,375,000 for the same period in 1998. The decrease in manufacturing costs is primarily related to savings associated with improvements from new systems implemented for the assembly of the 1999 San Francisco Soap holiday gift sets. These savings were partially offset by one-time expenses associated with the shutdown of the gift set/special pack assembly operation that the Company operated during 1998 and with the March 1999 re-launch of the entire San Francisco Soap product line.

For the thirty-nine week period ended October 2,1999, distribution expenses and cash discounts decreased 10.6% to $4,076,000 from $4,560,000 for the same period in 1998. This decrease is related to improved systems for handling the manufacturing and distribution of the San Francisco Soap gift items and reduced storage costs related to lower levels of inventory.

For the thirty-nine week period ended October 2,1999, advertising and promotion expenses decreased 16.4% to $11,203,000 from $13,405,000 for the same period in 1998. During the first half of 1998, the Company spent heavily in support of the introduction of the Total Hair Fitness business. Advertising and promotion support in 1999 has not required the same levels of spending.

For the thirty-nine week period ended October 2,1999, selling, general, and administrative expenses increased by 6.6% to $8,282,000 from $7,770,000 for the same period in 1998. This increase reflects generally higher levels of staffing during the first nine months of 1999 versus 1998.

For  the  thirty-nine  week  period  ended  October  2,1999,   depreciation  and
amortization increased .8% to $3,122,000 from $3,096,000 for the same period in 1998.

For the thirty-nine week period ended October 2,1999, interest expense, net of interest income, increased .6% to $4,390,000 from $4,364,000 for the same period in 1998

For the thirty-nine week period ended October 2,1999, the Company recorded an income tax benefit of $166,000 versus an income tax benefit of $712,000 for the same period in 1998. The effective tax rate was 41% for the 1999 interim period and 39% for the comparable interim period in 1998.


LIQUIDITY AND CAPITAL RESOURCES

The following chart summarizes the net funds provided by and/or used in operating, financing and investing activities for the periods ended October 2, 1999 and September 30, 1998 (in thousands).

                                                            Period Ended
                                                            ------------
                                                      October 2,   September 30,
                                                      ----------   -------------
                                                          1999         1998
                                                          ----         ----
Net cash provided by (used in) operating activities       $(739)      $(4,700)
Net cash used in investing activities                      (984)         (693)
                                                        --------     ---------
Decrease in cash and cash equivalents                   $(1,723)      $(5,393)
                                                        ========      ========



The principal adjustments to reconcile net loss of $239,000 for the period ended October 2, 1999 to net cash used in operating activities of $739,000 are depreciation and amortization of $3,122,000, offset by a net increase in working capital requirements of $3,622,000. The working capital increase is primarily linked to lower levels of accrued expenses and accounts payable.

Capital expenditures, which were $984,000 for the period ended October 2, 1999, are generally not significant in the Company's business. Capital expenditures for 1999 are primarily related to the replacement and upgrade of the Company's financial operating system along with other amounts allocated for improved bottle molds for certain product groups.

As a result of the Senior Notes, the Company had $50,345,000 of total debt outstanding as of December 31, 1998 and July 3, 1999. Management expects that cash on hand and internally generated funds will provide sufficient capital resources to finance the Company=s operations and meet interest requirements on the Senior Notes, both in respect of the short term as well as during the long term. Since there can be no guarantee that the Company will generate internal funds sufficient to finance its operations and debt requirements, the Company has extended its secured line of credit with the Bank of New York through August 31, 2000 to provide funds, should they be required, in order for the Company to meet its liquidity requirements. The line of credit is in the maximum amount of $5,000,000, with the amount available being subject to reduction based on certain criteria relative to the Company=s accounts receivable and inventory.


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

Estimated costs for the complete system upgrade, including any specific Year 2000 requirements, are projected to be approximately $1,020,000 of which $920,000 have been incurred through October 2, 1999. Additional expenses are not anticipated to exceed $100,000 for the remainder of 1999. The funds for these costs have and will continue to come from normal operating cash flows of the business. Essentially all internal systems have been implemented and minor conversion issues are currently in the process of being resolved.

The contingency planning process is ongoing and, as additional information becomes available, the Company will consider the results of the systems conversion and the status of third party Year 2000 readiness.

                           Part II - Other Information


     Item 1 - Litigation

     On November 1, 1999, an arbitration judgment was rendered against the Company in connection with an arbitration hearing which was held in Dallas, Texas on September 1-3, 1999. The arbitration related to the Company's anticipatory repudiation of an agreement to purchase certain Coldcare(TM) products from Summa RX Laboratories, Inc. ("Summa"). The arbitrator found the Company to be liable and ordered the Company to pay to Summa an amount in excess of $2.4 million (including attorney's fees, interest and other expenses). The Company intends to file a motion to vacate and/or modify this judgment.

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

     Item 6 - Exhibits and Reports on Form 8-K

                (a) Exhibits:
                    - Exhibit 27 - Financial Data Schedule

                (b) Reports on Form 8-K
                    - No reports  were filed in the  thirteen  week period ended
                      October 2, 1999.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                                 J.B. WILLIAMS HOLDINGS, INC.




Date:    November 12, 1999                       /s/ Kevin C. Hartnett
         ------------------                      -------------------------------
                                                 Name:  Kevin C. Hartnett
                                                 Title: Vice President and Chief
                                                        Financial Officer










Qtr999