Form 10-K
period 2000-01-01
WILLIAMS J B HOLDINGS INC
filed 2000-03-31
CIK 929651

F O R M 10 - K

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended January 1, 2000.

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ---------------------

Commission file number       33-83734
                      -----------------------

                          J.B. WILLIAMS HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                 06-1387159
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
              or organization)                               Number)

             65 Harristown Road
           Glen Rock, New Jersey                              07452
   (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:   (201) 251-8100


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 28, 2000: $0.00

Number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding as of March 28, 2000: 10,000

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

The Company and its subsidiaries are engaged in the marketing, sales and distribution of personal and health care products. The Company's personal care products are Aqua Velva(R) men's grooming products, Brylcreem(R) hair care preparations, Total Hair Fitness men's shampoos and conditioners, Lectric Shave(R) pre-shave lotions, Williams(R) Mug Shaving Soap and San Francisco Soap Company specialty bath items. The Company's health care products are Cepacol(R) mouthwash, Cepacol(R) throat liquids, Cepacol(R) throat lozenges and Cepacol(R) Viractin(R) cold sore and fever blister medication. The Company's products are distributed through a network of independent brokers, consisting of approximately 60 brokers, covering all fifty states. The Company's brokers are compensated for their services by the Company on a commission basis, and either the Company or the broker may terminate their relationship upon 30 days' notice.

The primary market for the Company's products is the general public throughout the United States, Canada and Puerto Rico. The products are distributed through retail accounts, with the Company's largest account, Wal*Mart, accounting for 17% of the Company's U.S. net sales in 1999. Wal*Mart makes its purchasing decisions on a centralized basis. Although the Company believes its relationship with Wal*Mart to be very good, should Wal*Mart significantly reduce its volume of purchases from the Company, cash flow and net income would be adversely affected and replacing such sales would be difficult.

The Company does not have formal arrangements for the purchase and sale of its products with its major customers, except for pricing arrangements pursuant to which the Company has set predetermined prices for its products. The Company's net sales fluctuate from month to month due to the timing of purchases as well as to price discounts offered to certain of the Company's customers. Prior to 1997, the Company's net sales had not demonstrated significant seasonal variation, however sales in 1997, 1998 and 1999 were strongly impacted by shipments during the September/December holiday period of San Francisco Soap Company gift set products.

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

The Company's trademarks "Aqua Velva", "Lectric Shave", "Brylcreem", "Williams Mug Shaving Soap", "Cepacol", "Viractin" and "San Francisco Soap Company" have been registered with the United States Patent and Trademark Office and under the Canadian Trademark Act. The Company considers these trademarks to be the most important assets of the business.

As of January 1, 2000, the Company had 49 employees, all of which are non-union. The Company considers its relationship with its employees to be good.

ITEM 2.  PROPERTIES

The Company maintains its executive offices in Glen Rock, New Jersey, in leased office space of approximately 15,000 square feet. The lease on the property expires in July, 2001. The Company also uses public warehouse and distribution facilities in Plainfield, Indiana and Sparks, Nevada.

ITEM 3.  LEGAL PROCEEDINGS

During 1998 the Company terminated a manufacturing and sales agreement to distribute a cold remedy product composed of zinc acetate lozenges called Cepacol ColdCare. The other party to the agreement referred the matter to binding arbitration, and was ultimately awarded a judgment against the Company in the amount of approximately $2.5 million, all of which has been paid.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the equity securities of the Company or of its Subsidiaries. The Company's equity securities are held by twelve owners of record. The Company has not declared any cash dividends on its common equity for the two most recent fiscal years, and does not currently intend to declare any such cash dividends for the foreseeable future. In addition, the Indenture under which the Company's $55,000,000 12% Senior Notes due 2004 were issued contains restrictions on the payment of dividends which may limit materially the future payments of dividends on the common equity.

ITEM 6.  SELECTED FINANCIAL DATA (IN THOUSANDS)

The financial and operating data set forth on the following page as of January 1, 2000, December 31, 1998, 1997, 1996 and 1995 and for the fifty two weeks ended January 1, 2000 and the years ended December 31, 1998, December 31, 1997, December 31, 1996 and December 31, 1995, are derived from, and should be read in conjunction with the consolidated financial statements of the Company and related notes thereto.

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

The cost of the Viractin business was approximately $4,692,000 of which $550,000 was allocated to the fair value of the tangible assets acquired and $4,142,000 was allocated to intangibles. The cost of the San Francisco Soap Company business was approximately $11,704,000 of which $7,740,000 was allocated to the fair value of tangible assets acquired and $3,964,000 was allocated to intangibles. (In both of these transactions there are additional contingent payments tied to annual net sales during the five year period following each respective closing date.) The cost of the Cepacol (Canada) business was approximately $1,490,000, all of which was allocated to intangibles.

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

Selected Financial Data
(In Thousands)

                                                      J.B. Williams Holdings, Inc.
                                                      ----------------------------
                                                            Fiscal Years Ended
                                                            ------------------
                                                December 31,                   January 1,
                                                ------------                   ----------
                                        1995        1996       1997          1998      2000(2)
                                        ----        ----       ----          ----      -------

Income Statement Data:
----------------------

Net Sales .........................   $ 46,899     48,283   $ 63,868       $ 76,106   $ 72,925
Cost of Goods Sold ................     13,111     14,206     23,555(1)      31,294     28,259
                                      --------   --------   --------       --------   --------
Gross Profit ......................     33,788     34,077     40,313         44,812     44,666
Advertising .......................      2,436      3,241      4,134          3,933      2,203
Promotion .........................      6,740      7,412     10,555         13,351     12,885
Distribution and Cash Discounts ...      4,273      3,683      5,100          5,884      4,985
                                      --------   --------   --------       --------   --------
Brand Contribution ................     20,339     19,741     20,524         21,644     24,593
Selling, General and Administrative
   Expenses .......................      7,060      7,452     10,248         10,520     11,400
Depreciation and Amortization .....      4,543      4,580      4,887          4,176      4,207
Other (Income)/Expense(3) .........       --         --         (750)          --        2,760
Interest Expense, Net .............      5,685      5,231      5,200          5,957      5,827
                                      --------   --------   --------       --------   --------
Income Before Income Taxes ........      3,051      2,478        939            991        399
Provision for Income Taxes ........      1,251      1,015        366            410        164
                                      --------   --------   --------       --------   --------
Net Income ........................   $  1,800   $  1,463   $    573       $    581   $    235
                                      ========   ========   ========       ========   ========


Balance Sheet Data:
-------------------

Cash ..............................   $ 19,478   $ 21,201   $  7,375       $  6,263   $ 11,113
Working Capital ...................     22,925     23,555     18,404         22,241     22,901
Intangible Assets, Net ............     43,145     39,222     45,692         42,638     39,744
Total Assets ......................     78,198     76,795     81,471         80,162     79,222
Total Debt ........................     55,000     50,345     50,345         50,345     50,345
Shareholders' Equity ..............     15,052     16,515     17,088         17,669     17,904

--------------------------------

Notes to Selected Financial Data
--------------------------------

(1) Includes an inventory purchase accounting adjustment associated with the acquisitions of the Viractin and San Francisco Soap Company businesses which increased cost of goods sold by $2.2 million for 1997.

(2) Commencing January 1, 1999, the Company changed its annual fiscal year to a fifty-two week period consisting of four thirteen week interim periods with the fiscal year ending on January 1, 2000. The change did not materially impact reported results of operations through the fifty-two week period of fiscal 1999.

(3) For the fiscal year ended January 1, 2000, the expense reflects the legal settlement and related costs associated with an arbitration judgment against the Company related to Cepacol ColdCare lozenges. For the fiscal year ended December 31, 1997, the income reflects a payment the Company received that represented a break-up fee in connection with a potential transaction.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements included elsewhere in this report.

General
-------

J.B.  Williams  Holdings,  Inc.  (the  "Company"),   through  its  subsidiaries,
distributes and sells personal care and health care products in the United States, Canada and Puerto Rico.

On March 16, 1994, the Company offered and sold $55.0 million 12% Senior Notes due 2004 pursuant to an indenture (the "Senior Notes"). The Company applied a portion of such net proceeds to the repayment in full of approximately $33 million of indebtedness to SmithKline Beecham Corporation ("SKB") incurred in connection with the 1993 acquisition of the mens personal care products business. The Company also used approximately $16.3 million of such net proceeds, together with a $2 million cash equity contribution by its sole shareholder, to pay the purchase price for the 1994 acquisition of the Cepacol health care products business. The Senior Notes originally carried a 12 1/2% interest rate, which was permanently reduced to 12% on December 1, 1994, as a result of the consummation of an Exchange Offer by the Company (the "Exchange Offer").

Commencing January 1, 1999, the Company changed its annual fiscal year to a fifty-two week period consisting of four thirteen week interim periods with the fiscal year ending on January 1, 2000. The change did not materially impact reported results of operations through the fifty-two week period of fiscal 1999.

Results of Operations
---------------------

The following table sets forth certain financial data for the Company for the fifty two week period ending January 1, 2000 and for each of the two calendar years ended December 31, 1997 and 1998.


                                                            Fiscal Years Ended
                                    ------------------------------------------------------------------
                                                      December 31,                      January 1,
                                    --------------------------------------------   -------------------
                                         1997                        1998                 2000
                                    -----------------        -------------------   -------------------
                                                         (Dollars in thousands)
                                              (Percentages represent percent of net sales)

Net Sales ......................   $ 63,868         100%    $ 76,106        100%   $ 72,925        100%
Cost of Goods Sold .............     23,555          37       31,294         41      28,259         39
                                   --------    --------     --------   --------    --------   --------

Gross Profit ...................     40,313          63       44,812         59      44,666         61
Advertising  Promotion .........     14,689          23       17,284         23      15,088         20
Distribution and Cash Discounts       5,100           8        5,884          8       4,985          7
                                   --------    --------     --------   --------    --------   --------

Brand Contribution .............     20,524          32       21,644         28      24,593         34

Selling, General  Administrative     10,248          16       10,520         14      11,400         15
Depreciation  Amortization .....      4,887           8        4,176          5       4,207          5
Other (Income)/Expense .........       (750)         (1)        --         --         2,760          4
Interest Expense, Net ..........      5,200           8        5,957          8       5,827          8
Provision for Income Taxes .....        366           1          410          1         164          2
                                   --------    --------     --------   --------    --------   --------

Net Income .....................   $    573           1%    $    581          1%        235       --
                                   ========    ========     ========   ========    ========   ========


1999 Compared to 1998
---------------------

Net sales decreased 4.2% to $72.9 million in 1999 from $76.1 million in 1998. This decrease is primarily due to lower sales on the Total Hair Fitness line of shampoos and conditioners for men that were introduced during 1998. Excluding this product line, sales of all other personal and oral care products were down approximately .8% versus 1998, with most of this decrease related to lower sales of San Francisco Soap gift sets. During 1999 the Company established certain financial criteria that limited the volume potential associated with the holiday gift set business.

Cost of goods sold decreased 9.7% to $28.3 million in 1999 from $31.3 million in 1998. This decrease in manufacturing costs is caused by a combination of the lower sales volumes and to savings associated with improved manufacturing systems implemented for the assembly of the 1999 San Francisco Soap holiday gift sets. These new systems, combined with the selection of a new supplier who specializes in the assembly of promotional items and gift sets, generated significant savings versus the costs associated with this operation during 1998.

Advertising and promotion expenses decreased 12.7% to $15.1 million in 1999 from $17.3 million in 1998. All of this decrease can be traced to lower overall marketing expenses on the Total Hair Fitness line of shampoos and conditioners.

Distribution and cash discounts decreased 15.3% to $5.0 million in 1999 from $5.9 million in 1998. This decrease is related to a combination of the lower sales volumes, improved systems for handling the manufacturing and distribution of the San Francisco Soap gift items and reduced storage costs related to generally lower levels of inventory.

Selling, general and administrative expenses increased 8.4% to $11.4 million in 1999 from $10.5 million in 1998. This increase reflects generally higher levels of staffing and related expenses during the course of 1999 versus 1998.

Depreciation and amortization remained essentially unchanged from 1998 amounts at $4.2 million in 1999.

Other expenses of $2.8 million were realized in 1998. In November 1999 the Company received notice that it had lost its arbitration related to a contract dispute concerning the Cepacol ColdCare lozenges. The legal settlement and related costs aggregated approximately $2.8 million, all of which has been paid.

Interest expense, net of interest income, decreased 2.2% to $5.8 million in 1999 from $6.0 million in 1998.

Provision for income taxes was $.2 million in 1999 versus a provision of $.4 million in 1998. The effective rate was 41% for both 1999 and 1998.

As a result of the foregoing factors, net income for 1999 was $.2 million.

1998 Compared to 1997
---------------------

Net sales increased 19.2% to $76.1 million in 1998 from $63.9 million in 1997. This increase is primarily related to the full year impact of the San Francisco Soap, Cepacol (Canada) and Viractin businesses acquired during 1997 and the sales resulting from the 1998 introduction of Total Hair Fitness, a line of shampoos and conditioners for men. Aside from these products, 1998 sales of the base business items decreased approximately 8.0% versus 1997. This decrease was primarily related to a reduction in sales on the Cepacol cough/cold products, due to a weak cough/cold season, and lower sales on both Aqua Velva and Cepacol mouthwash due to increased levels of competitive activity as marketing support funds previously used to support these businesses were diverted to support the San Francisco Soap and Total Hair Fitness brands.

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

In addition to these factors, the Company also incurred certain one-time costs as it transitioned the manufacturing and distribution operations for the San Francisco Soap business to new suppliers. It also experienced significant cost penalties related to labor and logistical problems while setting up an in-house operation to assemble the San Francisco Soap holiday gift sets. This experience caused the Company to re-evaluate its approach to managing this process. As a result, a new supplier who specializes in the assembly of promotional items and gift sets has been selected to handle this activity going forward.

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

Liquidity and Capital Resources
-------------------------------

The following chart summarizes the net funds provided by and/or used in operating, financing and investing activities for the fifty two week period ended January 1, 2000 and the calendar year ended December 31, 1998 (in thousands).

                                                          Fiscal Years Ended
                                                          ------------------
                                                       January 1,   December 31,
                                                       ---------    -----------
                                                          2000          1998
                                                          ----          ----

Net cash provided by/used in operating activities ...   $ 6,725          ($59)
Net cash used in investing activities ...............    (1,673)         (884)
Net cash used in financing activities ...............      (202)         (169)
                                                        -------       -------
Increase (decrease) in cash and cash equivalents ....   $ 4,850       ($1,112)
                                                        =======       =======


The principal adjustments to reconcile net income of $.2 million for 1999 to net cash provided by operating activities of $6.7 million are depreciation and amortization of $4.2 million combined with a net decrease in working capital requirements of $2.3 million.

The principal adjustments to reconcile net income of $.6 million for 1998 to net cash used in operating activities of $.1 million are depreciation and amortization of $4.2 million offset by a net increase in working capital requirements of $4.9 million.

Capital expenditures, which were $1.3 million in 1999 and $.9 million in 1998, are generally not significant in the Company's business. Aside from approximately $.3 million that the Company has budgeted for the upgrade of its computer operating systems, the Company currently has no material commitments for future capital expenditures.

Management believes that inflation does not presently have a significant impact on the Company's results of operations.

As a result of the Senior Notes, the Company had $50.3 million of total debt outstanding of January 1, 2000. Management expects that cash on hand and internally generated funds will provide sufficient capital resources to finance the Company's operations and meet interest requirements on the Senior Notes, both in respect of the short term as well as during the long term. Since there can be no guarantee that the Company will generate internal funds sufficient to finance its operations and debt requirements, the Company has extended a secured line of credit with the Bank of New York through August 31, 2000 to provide funds, should they be required, in order for the Company to meet its liquidity requirements. The line of credit is in the maximum amount of $5.0 million, with the amount available being subject to reduction based on certain criteria relative to the Company's accounts receivable and inventory.

Impact of The Year 2000
-----------------------

The Year 2000 issue related to most computer software programs using two digits, rather than four, to define the applicable year for dates. Any of the company's information technology (IT) and non-information technology (non-IT) systems and products might have recognized a date using "00" as the year 1900, rather than the year 2000. This could have resulted in system failures or miscalculations, causing disruptions in operations, including the inability to process transactions and engage in similar normal business activities within the company and with third parties.

In 1997, the Company initiated a program to address the Company's Year 2000 exposure. The program was substantially completed on schedule in 1999 and the Company experienced no material adverse effects related to the arrival of 2000.

The Company believes that modifications and conversions of its software and hardware systems were successful. However, there remains the possibility of latent Year 2000 problems in systems that could cause a failure in the Company's systems. Such failure could result in an interruption in, or failure of, certain normal business activities or operations, which could have a material adverse effect on the company's results of operations, liquidity or financial condition. The Company believes that such an occurrence is unlikely.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements and the related Reports of Independent Auditors appear on pages F2 to F16. See Index to Financial Statements, page F-1.


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

J.B. WILLIAMS HOLDINGS, INC.
----------------------------

Name                                Age              Office(s) Held
----                                ---              --------------

Hendrik J. Hartong, Jr.             60               Director, Chairman

Richard T. Niner                    60               Director, Vice President

Dario U. Margve                     43               Director, President and CEO

Kevin C. Hartnett                   49               Vice President Finance and
                                                        Administration and
                                                        Secretary

C. Alan MacDonald                   67               Director

Carl G. Anderson, Jr.               55               Director

John T. Gray                        64               Director


J. B. WILLIAMS COMPANY, INC.
----------------------------

Hendrik J. Hartong, Jr.             60               Director, Chairman

Richard T. Niner                    60               Director

Dario U. Margve                     43               President and CEO

Kevin C. Hartnett                   49               Vice President Finance and
                                                        Administration and
                                                        Secretary

Robert G. Sheasby                   48               Vice President Marketing

Jeffrey L. Bower                    48               Vice President Operations

D. John Dowers                      40               Vice President Sales

All directors and executive officers of the Company and J.B. Williams are elected annually and serve as such until their successors have been elected and qualified.

HENDRIK J. HARTONG, JR. - Mr. Hartong has been a member of the Board of Directors of each of the Company and J.B. Williams since the organization of these companies in December, 1993 and December,

1992, respectively. He has also served as the Chairman of the Company since March, 1994, and Chairman of J.B. Williams since its organization. Since 1988, Mr. Hartong has been a General Partner of Brynwood Partners II L.P. and since mid-1996, a General Partner of Brynwood Partners III L.P., and Brynwood Partners IV L.P., investment management partnerships based in Greenwich, Connecticut. Mr. Hartong is a director of Hurco Companies, Inc. and a director of Lincoln Snacks Company. Mr. Hartong graduated from the Harvard Graduate School of Business Administration in 1964, and the University of Cincinnati in 1962.

RICHARD T. NINER - Mr. Niner has been a member of the Board of Directors of each of the Company and J.B. Williams since their organization and has served as Vice President of the Company since that date. Since 1988, Mr. Niner has been a General Partner of Brynwood Partners II L.P., an investment management firm based in Greenwich, Connecticut, and since January 1999 Mr. Niner has been a Partner at Wind River Associates, L.P., a private investment firm in Stamford, Connecticut. Mr. Niner is also a director of Arrow International, Inc., Case, Pomeroy & Company, Inc. and Hurco Companies, Inc. Mr. Niner graduated from the Harvard Graduate School of Business Administration in 1964, and Princeton University in 1961.

C. ALAN MACDONALD - Mr. MacDonald has been a member of the Company's Board of Directors since March, 1994. Mr. MacDonald is President of The Club Management Co., LLC, consultants in golf club mangement. Prior to assuming this position, Mr. MacDonald was Managing Director of The Directorship Group, Inc., consultants in corporate governance and executive search; and was General Partner of The Marketing Partnership, Inc. He was associated with the Noel Group and Lincoln Snacks Co. Mr. MacDonald was formerly President and CEO of Nestle Foods Corp. in Purchase, New York, a position he held from 1983 to 1991. Prior to that he had been President of The Stouffer Frozen Foods Co. Mr. MacDonald is also director of Lord, Abbett & Co., a manager of mutual funds, Fountainhead Water Company, a producer of bottled water, CARESIDE, Inc., designer, manufacturer and marketer of diagnostic test products, and Lincoln Snacks Company. He is a former director and past chairman of the executive committee of American Maize Products Co. Mr. MacDonald graduated from Cornell University in 1955 with a B.S. in Hotel Administration.

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

JOHN T. GRAY - Mr. Gray is a General Partner of Brynwood Partners III L.P., and Brynwood Partners, IV, L.P., investment management partnerships based in Greenwich, Connecticut. During the period 1984 through mid-1995, Mr. Gray served as President and Chief Executive Officer of The Genie Company, a manufacturer of garage door openers and wet/dry vacuum cleaners. He first became associated with Genie as Executive Vice President in 1982. Mr. Gray joined the Norelco Division of North American Philips Corporation in 1968 where he served in various marketing positions and rose to become Vice President and General Manager in 1974. Mr. Gray is also director of Associated Materials Inc., a Dallas based manufacturer of building materials and Lincoln Snacks Company, a manufacturer and marketer of snack food products. Mr. Gray graduated from the University of Illinois and served as a First Lieutenant in the U.S. Air Force.

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

ROBERT G. SHEASBY - Mr. Sheasby began his employment with J.B. Williams in October, 1993. Mr. Sheasby was a partner of and marketing consultant to Creative Options, a marketing, new products and communications consultant, from 1993 until he joined J.B. Williams, and Vice President of Marketing for Tulip/Polymerics, Inc. from 1991 to 1993. Mr. Sheasby was Vice President, Marketing for Cheesebrough-Pond?s USA from 1989-1991. Mr. Sheasby also held various positions with Bristol-Myers Co. and Lever Brothers Co. He received his B.S. in Marketing and his B.S. in Advertising from Syracuse University in 1973.

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

Employment  Contracts  and  Termination  of  Employment  and   Change-in-Control
--------------------------------------------------------------------------------
Arrangements
------------

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table
--------------------------

The following table sets forth the compensation paid by the Company and J.B. Williams to their chief executive officer and each of the other four most highly compensated executive officers of such companies whose total cash compensation exceed $100,000 for the fifty-two week period ended January 1, 2000 and for the calendar years ended December 31, 1998 and 1997. The dollar value of perquisites and other personal benefits for each of the named individuals was less than established reporting thresholds.

                                                                                   Shares
                                                                                 Underlying     All Other
                                                    Annual Compensation            Options   Compensation(2)
                                              -------------------------------    ----------  ---------------
       Name and Principal Position            Year      Salary       Bonus(1)
       ---------------------------            ----      ------       --------

Dario U. Margve, President and CEO ......     1999     $230,000     $143,000         --        $  6,900
  of the Company and J.B. Williams Co. ..     1998      220,000       50,000         --           6,600
                                              1997      210,000      165,000         --           6,300

Kevin C. Hartnett, Vice President- ......     1999     $152,900     $ 95,000         --        $  4,587
  Finance and Administration of the .....     1998      146,300       35,000         --           4,389
  Company and J.B. Williams Co. .........     1997      140,000      120,000         --           4,200

Robert G. Sheasby, Vice President- ......     1999     $166,100     $ 85,000         --        $  4,983
  Marketing of J.B. Williams Co. ........     1998      158,900       30,000         --           4,767
                                              1997      152,000      107,500         --           4,560

Jeffrey L. Bower, Vice President ........     1999     $120,500     $ 65,000         --        $  3,615
  Operations of J.B. Williams Co. .......     1998      120,500         --           --           3,615
                                              1997      115,250       82,500         50           3,458

D. John Dowers, Vice President - Sales of     1999     $169,300     $ 95,000         --        $  5,079
  J.B. Wiliams Co. ......................     1998      162,000       35,000         --           4,860
                                              1997     1555,000      107,500         --           4,650


(1)  Bonuses reflected for 1999 were paid in 2000.

(2)  Represents contributions made by J.B. Williams pursuant to a 401(k) plan.

Stock Option Grants for Year Ended January 1, 2000
--------------------------------------------------

There were no option grants during 1999 to any of the officers named in the Summary Compensation Table.

Board  of  Directors  Interlocks  And  Insider   Participation  in  Compensation
Decisions
--------------------------------------------------------------------------------

Neither the Company nor J.B. Williams has a compensation committee. No compensation is paid to any executive officer of the Company. Decisions with respect to executive compensation for officers of J.B. Williams are made by the Board of Directors of J.B. Williams. None of the members of the Board of Directors of J.B. Williams received any compensation in 1999 or previously as an officer or employee of J.B. Williams. Mr. Margve, who serves as a director of the Company, receives compensation as an officer of J.B. Williams. See Item 11, Summary Compensation Table.

Report of Board of Directors on Executive Compensation
------------------------------------------------------

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

The base compensation of J.B. Williams' chief executive officer for 1999 was determined at the beginning of that year in light of all of the foregoing factors as applied to the CEO's performance in 1998. His bonus for 1999 was determined in 2000 in light of these same factors as applied to his performance in 1999.

                                     By the Board of Directors of J.B. Williams

                                     Hendrik J. Hartong, Jr.
                                     Richard T. Niner

Compensation Of Directors
-------------------------

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 7, 2000, the beneficial security ownership, if any, of (a) any person who is known to the registrant to be the beneficial owner of more than five percent of the Company's voting securities, together with any such person's address, (b) the directors of the Company, (c) each of the executive officers named in the Summary Compensation Table, and (d) the directors and executive officers of the Company as a group.

                                                                  Amount and Nature        Percent of
Title of Class             Beneficial Owner                    of Beneficial Ownership      Class(1)
--------------             ----------------                    -----------------------      --------

Common Stock               Brynwood Partners II L.P.
                           Two Soundview Drive
                           Greenwich, CT 06830                     9,000 shares((1))            90%

Common Stock               Hendrik J. Hartong, Jr.                 9,000 shares(2)              90%

Common Stock               Richard T. Niner                        9,000 shares(3)              90%

Common Stock               Dario U. Margve                           350 shares               3.50%

Common Stock               Kevin C. Hartnett                         175 shares               1.75%

Common Stock               Robert G. Sheasby                         175 shares               1.75%

Common Stock               D. John Dowers                            150 shares               1.50%

Common Stock               Jeffrey L. Bower                          100 shares               1.00%

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company pays a monthly fee of $25,000 to Brynwood Management II L.P. for management and consulting services. Such payments aggregated $300,000 in 1999. Messrs. Hartong and Niner, who are directors of the Company, are the General Partners of Brynwood Management II L.P.


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

(4)(iii) $5,000,000 Credit Facility dated as of August 29, 1997, between the Company and The Bank of New York, including the Master Promissory Note as of the same date (incorporated by referred to Exhibit 4(iii) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

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

(10)(i)(3) Manufacturing and Sales Agreement between J.B. Williams and Summa Rx Laboratories, Inc. (incorporated by reference to Exhibit (10)(ii)(D) to the Registration Statement).

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

(10)(iii)(A)(5)  Employment  Agreement dated as of October 19, 1994 between J.B.
                 Williams and Robert G. Sheasby (incorporated by reference to Exhibit (10)(iii)(A)(6) to the Registrant?s 1994 Annual Report on Form 10-K).

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

                                   SIGNATURES
                                   ----------

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

                                          J.B. WILLIAMS HOLDINGS, INC.
                                          ----------------------------
                                          (Registrant)



                                      By: /s/DARIO U. MARGVE
                                          ----------------------------
                                          Dario U. Margve,
                                          President and CEO


Date: March 28, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE
---------                           -----

/s/ DARIO U. MARGVE        President, CEO and Director            March 28, 2000
-------------------        (principal executive officer)
DARIO U. MARGVE

/s/ KEVIN C. HARTNETT      Vice President, Finance and            March 28, 2000
---------------------      Administration (principal
KEVIN C. HARTNETT          financial and accounting officer)


NAME                          TITLE
----                          -----

HENDRIK J. HARTONG, JR.      Director            :    By /s/KEVIN C. HARTNETT
                                                 :    -----------------------
                                                 :         Kevin C. Hartnett
RICHARD T. NINER             Director            :         As Attorney-in-Fact
                                                 :         Date: March 28, 2000
                                                 :
C. ALAN MACDONALD            Director            :and
                                                 :
CARL G. ANDERSON, JR.        Director            :    By /s/ DARIO U. MARGVE
                                                 :    ----------------------
                                                 :         Dario U. Margve
JOHN T. GRAY                 Director            :         As Attorney-in-Fact
                                                 :         Date: March 28, 2000

--------------------------------------------------------------------------------

   J.B. WILLIAMS
   HOLDINGS, INC.

   Consolidated Financial Statements as of
   January 1, 2000 and December 31, 1998, for the
   Fifty-Two Weeks Ended January 1, 2000 and the
   Years Ended December 31, 1998 and 1997, and
   Independent Auditors' Report

--------------------------------------------------------------------------------

J.B. WILLIAMS HOLDINGS, INC.

TABLE OF CONTENTS
-------------------------------------------------------------------------------

                                                                            Page

INDEPENDENT AUDITORS' REPORT                                                   1

FINANCIAL  STATEMENTS AS OF JANUARY 1, 2000 AND DECEMBER 31,
   1998 AND FOR THE  FIFTY-TWO  WEEKS ENDED  JANUARY 1, 2000
   AND THE YEARS ENDED DECEMBER 31, 1998 AND 1997:

Consolidated  Balance  Sheets  as of  January  1,  2000  and
   December 31, 1998                                                           2

Consolidated  Statements of Income and Retained Earnings for
   the  Fifty-Two  Weeks Ended January 1, 2000 and the Years
   Ended December 31, 1998 and 1997                                            3

Consolidated  Statements  of Cash  Flows  for the  Fifty-Two
   Weeks Ended January 1, 2000 and the Years Ended  December
   31, 1998 and 1997                                                           4

Notes to Consolidated Financial Statements                                  5-15

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholder
J. B. Williams Holdings, Inc.

We have audited the accompanying consolidated balance sheets of J. B. Williams Holdings, Inc. and subsidiaries (the "Company") as of January 1, 2000 and
December 31, 1998, and the related consolidated statements of income and retained earnings and cash flows for the fifty-two weeks ended January 1, 2000 and the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of J. B. Williams Holdings, Inc. and subsidiaries as of January 1, 2000 and December 31, 1998, and the consolidated results of their operations and their cash flows for the fifty-two weeks ended January 1, 2000 and the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

February 16, 2000

J. B. WILLIAMS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
JANUARY 1, 2000 AND DECEMBER 31, 1998
(In Thousands)
------------------------------------------------------------------------------------------


                                                                         2000         1998
                                                                         ----         ----
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents .......................................     $11,113     $ 6,263
  Accounts receivable, net of allowance for doubtful accounts and sales returns of $688 and $881 at January 1, 2000 and
    December 31, 1998, respectively ...............................      13,741      14,738
  Inventories .....................................................       6,404      10,809
  Other current assets (Note 4) ...................................       2,153       1,905
                                                                        -------     -------

        Total .....................................................      33,411      33,715
                                                                        -------     -------

PROPERTY AND EQUIPMENT:
  Machinery and equipment .........................................       4,083       2,851
  Furniture and fixtures ..........................................         378         334
  Leasehold improvements ..........................................          41          41
                                                                        -------     -------

        Total .....................................................       4,502       3,226

  Less accumulated depreciation ...................................       2,497       1,876
                                                                        -------     -------

        Net .......................................................       2,005       1,350
                                                                        -------     -------

OTHER ASSETS:
  Intangible assets, net of accumulated amortization of $25,913 and
    $22,623 at January 1, 2000 and December 31, 1998, respectively       39,744      42,638
  Other assets ....................................................       4,062       2,459
                                                                        -------     -------

        Total .....................................................      43,806      45,097
                                                                        -------     -------

TOTAL ASSETS ......................................................     $79,222     $80,162
                                                                        =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable ................................................     $ 2,995     $ 3,294
  Due to sellers of acquired businesses ...........................         224         215
  Accrued expenses (Note 5) .......................................       7,230       7,755
  Income taxes payable ............................................          61         210
                                                                        -------     -------

       Total ......................................................      10,510      11,474
                                                                        -------     -------

DUE TO SELLERS OF ACQUIRED BUSINESSES (Note 10) ...................         463         674
                                                                        -------     -------

SENIOR NOTES (Note 6) .............................................      50,345      50,345
                                                                        -------     -------

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY (Note 7):
  Common stock and paid-in capital ................................      10,804      10,800
  Retained earnings ...............................................       8,304       8,069

  Less notes receivable from shareholders .........................       1,204       1,200
                                                                        -------     -------

       Total ......................................................      17,904      17,669
                                                                        -------     -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........................     $79,222     $80,162
                                                                        =======     =======

See notes to consolidated financial statements.

J. B. WILLIAMS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
FIFTY-TWO WEEKS ENDED JANUARY 1, 2000 (FISCAL 1999) AND THE
YEARS ENDED DECEMBER 31, 1998 AND 1997
(In Thousands Except Share Data)
-----------------------------------------------------------------------------------------------------
                                                                      Fiscal      Fiscal      Fiscal
                                                                       1999        1998        1997
                                                                      -------     -------     -------

NET SALES .......................................................     $72,925     $76,106     $63,868
                                                                      -------     -------     -------

OPERATING COSTS AND EXPENSES:
  Cost of goods sold ............................................      28,259      31,294      23,555
  Advertising ...................................................       2,203       3,933       4,134
  Promotion .....................................................      12,885      13,351      10,555
  Cash discounts ................................................       1,286       1,297       1,238
  Distribution ..................................................       3,699       4,587       3,862
  Selling .......................................................       2,673       2,895       2,667
  General and administrative ....................................       8,727       7,625       6,831
  Depreciation and amortization .................................       4,207       4,176       4,887
  Special item - Litigation settlement and related costs (Note 3)       2,760        --          --
                                                                      -------     -------     -------

       Total  operating expenses ................................      66,699      69,158      57,729
                                                                      -------     -------     -------

OPERATING PROFIT
                                                                        6,226       6,948       6,139

INTEREST  EXPENSE - Net of  interest  income of $329,
  $262 and $852 for  fiscal 1999, 1998 and 1997, respectively ...       5,827       5,957       5,200
                                                                      -------     -------     -------

INCOME BEFORE INCOME TAXES ......................................         399         991         939

PROVISION FOR INCOME TAXES (Note 8) .............................         164         410         366
                                                                      -------     -------     -------

NET INCOME ......................................................         235         581         573

RETAINED EARNINGS, BEGINNING OF YEAR ............................       8,069       7,488       6,915
                                                                      -------     -------     -------

RETAINED EARNINGS, END OF YEAR ..................................     $ 8,304     $ 8,069     $ 7,488
                                                                      =======     =======     =======

INCOME PER COMMON SHARE:
  Basic .........................................................     $ 23.50     $ 59.10     $ 63.66
                                                                      =======     =======     =======
  Diluted .......................................................     $ 23.50     $ 58.76     $ 61.18
                                                                      =======     =======     =======

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING - BASIC ....................................      10,000       9,830       9,000
                                                                      =======     =======     =======

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING - DILUTED ..................................      10,000       9,888       9,366
                                                                      =======     =======     =======


See notes to consolidated financial statements.

J. B. WILLIAMS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FIFTY-TWO WEEKS ENDED JANUARY 1, 2000 (FISCAL 1999) AND THE
YEARS ENDED DECEMBER 31, 1998 AND 1997
(In Thousands)
------------------------------------------------------------------------------------------------------

                                                                    Fiscal        Fiscal        Fiscal
                                                                     1999          1998          1997
                                                                   --------      --------      --------

OPERATING ACTIVITIES:
  Net income .................................................     $    235      $    581      $    573
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities (net of acquisitions):
     Amortization of intangibles .............................        3,578         3,648         4,472
     Loss on disposal and impairment of property and equipment         --              55          --
     Depreciation of property and equipment ..................          629           528           415
     Deferred income tax provision (benefit) - net ...........           59           257          (647)
     Changes in operating assets and liabilities:
       Accounts receivable ...................................          997        (1,503)       (5,416)
       Inventories ...........................................        1,996        (1,609)        2,270
       Other current assets ..................................         (155)         (153)         (354)
       Other assets ..........................................          359          (142)         --
       Accounts payable ......................................         (299)          (24)          (44)
       Accrued expenses ......................................         (525)       (1,126)        2,525
       Income taxes payable ..................................         (149)         (571)          564
                                                                   --------      --------      --------

          Net cash provided by (used in) operating activities         6,725           (59)        4,358
                                                                   --------      --------      --------

INVESTING ACTIVITIES:
  Acquisitions ...............................................         (397)         --         (17,886)
  Equipment purchases and leasehold improvements .............       (1,276)         (884)         (298)
                                                                   --------      --------      --------

           Net cash used in investing activities .............       (1,673)         (884)      (18,184)
                                                                   --------      --------      --------

FINANCING ACTIVITY - Payments to sellers
  of acquired businesses .....................................         (202)         (169)         --
                                                                   --------      --------      --------

 INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ...........................................        4,850        (1,112)      (13,826)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR ..........................................        6,263         7,375        21,201
                                                                   --------      --------      --------

CASH AND CASH EQUIVALENTS, END OF YEAR .......................     $ 11,113      $  6,263      $  7,375
                                                                   ========      ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid ..........................................     $    253      $    656      $    478
                                                                   ========      ========      ========

  Interest paid ..............................................     $  6,041      $  6,219      $  6,062
                                                                   ========      ========      ========

SUPPLEMENTAL NONCASH INVESTING ACTIVITIES:

  Notes receivable from shareholders for common stock ........     $  1,204      $  1,200      $   --
                                                                   ========      ========      ========


See notes to consolidated financial statements.

J. B. WILLIAMS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

     Commencing January 1, 1999, the Company changed its annual fiscal year to a fifty-two week period consisting of four thirteen-week interim periods with the fiscal year ending on January 1, 2000. The change did not materially impact reported results of operations through the fifty-two week period of fiscal 1999.

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

     The Company's products are marketed under the trademarks "Aqua Velva" after shave, "Lectric Shave" preshave, "Brylcreem" hair care preparations, "Williams Mug Shave Soap," "San Francisco Soap" specialty bath products, and "Cepacol," sore throat products and mouthwash, Cepacol Viractin cold sore and fever blister medication and Cepacol ColdCare dietary supplements. Each of the trademarks is owned by a subsidiary of the Company and is licensed to J. B. Williams Company, Inc. The Company generally purchases finished goods from contract manufacturers and sells products under the above brand names in the United States, Canada and Puerto Rico.

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

      The Viractin brand was acquired by the Company for approximately $4.7 million, of which $0.6 million was allocated to the fair value of the tangible assets acquired and $4.1 million was allocated to the intangibles. The cost of the San Francisco Soap Company brand acquired was approximately $11.7 million, of which $7.7 million was allocated to the fair value of tangible assets acquired and $4.0 million was allocated to intangibles. In both of these transactions, there are additional contingent payments associated with annual net sales during the five-year period following each respective closing date (see Note 10). The cost of the Cepacol Canada business was approximately $1.5 million, all of which was allocated to intangibles.

      The acquisitions were accounted for utilizing the purchase method of accounting in accordance with APB No. 16, "Business Combinations." Net sales for the period from the acquisition date to December 31, 1997 and the pro forma increase in sales as if the acquisitions took place on January 1, 1997 are as follows:

                                                                      Pro Forma
                                                  Net Sales          Increase in
                                                    Since             Net Sales
                                                 Acquisition         (Unaudited)
                                                 -----------         -----------

Viractin ...............................         $   650,000         $ 2,300,000
San Francisco Soap Company .............           7,900,000          14,900,000
Cepacol Canada .........................             200,000           1,000,000

2.   SIGNIFICANT ACCOUNTING POLICIES

     Revenue Recognition - Revenue is recognized upon the shipment of products to customers.

     Net Sales - Net sales include the sales price less an estimate of returns, unsaleables and other allowances.

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

     Distribution Costs - Such costs are comprised of outbound freight and warehouse administrative charges and are charged to expense as incurred.

     Selling Costs - Such costs are comprised principally of incentives and commissions to selling brokers and are charged to expense as sales are recorded.

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

     Property and Equipment - Leasehold improvements, furniture and fixtures and machinery and equipment are recorded at cost. Depreciation of machinery and equipment and furniture and fixtures is computed by the straight-line method over the estimated useful lives which range from 3 to 7 years and 5 years, respectively. Leasehold improvements are amortized over the lives of the related leases or the estimated useful lives of the assets, whichever is shorter, using the straight-line method. The cost of improvements is capitalized; expenditures for maintenance and repairs are charged to expense.

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

     Other Assets - Other assets consist primarily of barter credits and debt issuance costs associated with the senior notes which are being amortized over the term of the debt.

     In 1999, the Company exchanged inventory with a carrying value of approximately $2.8 million for barter credits that will be used to purchase advertising. The barter credits were recorded at the carrying value of the inventory exchanged which is less than the estimated fair value of such inventory. As of January 1, 2000, the barter credits have been reduced to approximately $2.0 million. The barter credits expire in 2007.

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

     Stock Options - Financial Accounting Statement No. 123, Accounting for Stock Based Compensation, ("SFAS 123") requires expanded disclosures of employee stock based compensation arrangements and encourages, but does not require, employers to adopt a fair value based method of accounting for employee stock based compensation. Under the fair value based method, compensation cost is measured at the grant date based on the value of the option and is recognized over the service period, which is usually the vesting period. As provided by SFAS 123, the Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), for employee stock compensation measurement, which does not require compensation expense recognition when the exercise price of stock options is greater than or equal to current market value at the date of the stock option grant.

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

     Reclassifications - Certain reclassifications have been made to the Company's prior year's consolidated financial statements to conform with the current year's consolidated financial statements.

3.   SPECIAL ITEM

     As explained further in Note 10, in November 1999 the Company received notice that it had lost its arbitration related to the contract dispute related to Cepacol ColdCare lozenges. The legal settlement and related costs aggregated approximately $2.76 million, all of which has been paid.

4.   OTHER CURRENT ASSETS

     Other current assets consist of the following:

                                                    January 1,      December 31,
                                                      2000             1998
                                                     ------           ------
                                                          (In Thousands)
Deferred tax asset .......................           $  894           $  794
Prepaid expenses .........................              831              662
Other ....................................              428              449
                                                     ------           ------

Total ....................................           $2,153           $1,905
                                                     ======           ======

5.    ACCRUED EXPENSES

      Accrued expenses consist of the following:


                                                    January 1,      December 31,
                                                      2000             1998
                                                     ------           ------
                                                          (In Thousands)
      Marketing ...........................          $2,400            $2,937
      Interest ............................           2,014             2,084
      Compensation ........................             876               365
      Manufacturing costs .................            --                 353
      Other ...............................           1,940             2,016
                                                     ------            ------

      Total ...............................          $7,230            $7,755
                                                     ======            ======

6.   SENIOR NOTES

     The Company financed the Oral Care Products Acquisition and the payment of the note payable to SKB from the proceeds of the private placement of $55,000,000 of senior notes (the "Notes") and an equity contribution from its shareholder. The Notes were registered under the Securities Act of 1933 effective December 1, 1994.

     Commencing with the year ended December 31, 1995, provided certain conditions are met, the Company must, not later than April 15 immediately following such year, offer to purchase from the holders of the Notes, on a pro rata basis, an aggregate principal amount of Notes, equal to a specified calculation at a purchase price equal to 100% of the principal amount of the Notes plus accrued interest. During 1996, the Company repurchased $4.1 million of the Notes pursuant to the terms of the note agreement and $.6 million from the bond market. Notes outstanding at January 1, 2000 and December 31, 1998 were $50,345,000.

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

     The Notes contain certain restrictive covenants. The Company is in compliance with all covenants at January 1, 2000.

     During 1999, the Company extended its $5,000,000 maximum secured line of credit with the Bank of New York, for an additional year which now expires on August 31, 2000. The amount available under the line of credit is subject to reduction based on certain criteria relative to the Company's accounts receivable and inventory. No amount was outstanding under the line of credit as of January 1, 2000.

7.   SHAREHOLDERS' EQUITY

     Common stock consists of 20,000 authorized shares at $.01 par value of which 10,000 shares were issued and outstanding at both January 1, 2000 and December 31, 1998.

     During 1999, the Company repurchased 10 shares from a former employee and granted 10 options at $1,767 per share which were then exercised. During 1998, the Company issued 1,010 shares of common stock for an aggregate purchase price of approximately $1,200,000 and repurchased 10 shares of common stock for an aggregate purchase price of $17,000. Shares were issued primarily to certain employees of the Company as a result of the exercise of options issued to the employees under the Company's 1994 Stock Option Plan (the "Plan"). The shares were in each case paid for by a recourse promissory note in favor of the Company.

     The Plan which provides for the granting of options on shares of the Company's common stock to its directors and certain key employees. The Plan permits a maximum of 1,000 shares of common stock to be issued at the fair value per share at the date the option is granted. If the option is granted to a person, who at the time of the grant owns more than 10% of the combined voting power of all classes of stock, the purchase price shall not be less than 110% of the fair value per share at the date the option is granted. Stock option transactions during fiscal 1999, 1998 and 1997 were as follows:


                                                    Fiscal                     Fiscal                     Fiscal
                                                     1999                       1998                       1997
                                              ---------------------      ---------------------      --------------------
                                                           Weighted                   Weighted                  Weighted
                                                           Average                    Average                   Average
                                                           Exercise                   Exercise                  Exercise
                                              Shares        Price         Shares       Price        Shares       Price

Outstanding,
  beginning of year ...................            0       $  --           1,000      $ 1,196           950     $ 1,172
Granted during the year                           10         1,767            10        1,709            50       1,652
Exercised during the year                        (10)        1,767        (1,010)       1,201          --          --
                                             -------                     -------                    -------

Outstanding, end of year ..............         --            --            --           --           1,000       1,196
                                             =======                     =======                    =======

Exercisable, end of year ..............         --            --            --           --           1,000       1,196
                                             =======                     =======                    =======



     The Company applies APB 25 and related interpretations in accounting for the stock option plan. No compensation cost was required to be recognized. Had compensation cost for the stock option plan been determined based on the fair value of the option at date of grant consistent with the requirements of SFAS 123, the Company's fiscal 1999, 1998 and 1997 net income and income per share would have been reduced to the pro forma amounts indicated below:

                                                         Fiscal        Fiscal      Fiscal
                                                          1999          1998        1997
                                                          ----          ----        ----

Net income.........................   As reported        $ 235         $ 581       $ 573
                                      Pro forma            223           550         545
Diluted income per share...........   As reported        23.50         58.76       61.18
                                      Pro forma          22.30         55.63       59.19

     The fair value of stock options granted during 1999, 1998 and 1997 have been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                Fiscal       Fiscal     Fiscal
                                                 1999         1998       1997
                                                 ----         ----       ----

Risk free interest rate ..................       5.00%        4.95%      5.50%
Expected life ............................          4            4          4
Expected dividend yield ..................        --           --         --
Expected volatility ......................        --           --         --


8.   INCOME TAXES

     The components of the income tax provision (benefit) are as follows:

                                  Fiscal            Fiscal         Fiscal
                                   1999              1998           1997
                                   ----              ----           ----
                                                (in Thousands)

Current:
  Federal .............           $   (14)         $    (4)        $   825
  State ...............               119              157             188
                                  -------          -------         -------
                                      105              153           1,013

Deferred
  Federal .............               165              349            (489)
  State ...............              (106)             (92)           (158)
                                  -------          -------         -------
                                       59              257            (647)
                                  -------          -------         -------

Total .................           $   164          $   410         $   366
                                  =======          =======         =======

     A reconciliation of the provision for income taxes based on the applicable statutory Federal income tax rate to the income tax provision as set forth in the consolidated statements of income is as follows:

                                    Fiscal 1999            Fiscal 1998          Fiscal 1997
                                 -----------------     ------------------    -----------------
                                 Amount      Rate      Amount     Rate       Amount    Rate
                                                 (Dollar Amounts in Thousands)

Provision for taxes at
  statutory Federal rate ...     $ 136      34.0 %     $ 337      34.0 %     $ 319     34.0 %

State taxes - net of Federal
  income tax benefit .......        33         8.3        76         7.4        32       3.4

Other - net ................        (5)       (1.3)       (3)       (0.1)       15       1.6
                                 -----      ------     -----      ------     -----     -----

Total ......................     $ 164      41.0 %     $ 410      41.3 %     $ 366     39.0 %
                                 =====      ======     =====      ======     =====     =====

     Deferred taxes result from temporary differences in the recognition of revenue and expense for tax and financial statement purposes. The principal sources of the differences are the use for income tax purposes of a 15-year amortization period for intangible assets, the use of accelerated methods of computing depreciation and the capitalization of certain inventory related costs.

     The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities are as follows:

                                                January 1,      December 31,
                                                  2000             1998
                                                  ----             ----
                                                      (In Thousands)
Assets:
  Inventories ...........................        $  894            $  794
  Intangible assets .....................           366               599
  Other .................................           468               436
                                                 ------            ------

Gross deferred tax assets ...............         1,728             1,829

Liabilities - Other .....................            23                65
                                                 ------            ------

Net deferred tax asset ..................         1,705            $1,764
                                                 ======            ======

9.   EMPLOYEE BENEFIT PLAN

     The Company maintains a 401(k) plan covering substantially all employees which permits employees to defer up to 20% of their salary. Matching contributions are at the discretion of the Company; additional contributions of 2% of compensation are made for each employee at the end of each pay period. Annual discretionary contributions may also be made by the Company. The Company matches 25% of employee contributions up to the maximum of 4% of each employee's salary. Company contributions for the fiscal 1999, 1998 and 1997 were approximately $98,000, $85,000 and $67,000, respectively.

10.  COMMITMENTS AND CONTINGENCIES

     The Company leases equipment and its facilities under operating lease agreements which require payment of property taxes, insurance and normal maintenance costs. Certain leases contain renewal options. Rental expense was approximately $254,000, $233,000 and $200,000 for fiscal 1999, 1998 and
     1997, respectively.

     Future minimum annual rentals under the above leases are as follows:

     Fiscal Year                                               (In Thousands)
     -----------                                               --------------
        2000                                                        $273
        2001                                                         154
        2002                                                          15
        2003                                                           6
                                                                    ----
                                                                    $448
                                                                    ====

     The Company has entered into employment contracts with each of its executive officers. Each contract provides for employment for an initial period of one year, with automatic renewals for additional one-year periods. Terms of the contracts include details regarding participation in benefit plans, base salary, merit increases and discretionary bonuses.

     Concurrently with the Oral Care Products Acquisition, the Company entered into a Purchasing and Manufacturing Agreement with Hoechst Marion Roussel ("HMR") (formerly Marion Merrell Dow, Inc. ("MMD")), which was subsequently amended, whereby the Company agreed to purchase existing oral care products exclusively from HMR and in connection therewith pay overhead costs of $1,412,000 and $1,482,000 as of December 31, 1998 and January 1, 2000,
     respectively.

     During 1997, the Company entered into a manufacturing and sales agreement (the "agreement") to distribute a cold remedy product composed of zinc acetate lozenges called Cepacol ColdCare. The Company agreed to acquire certain minimum quantities of ColdCare products for five years. The related minimum payments were $2.4 million during the first two years and $4.0 million during the third through fifth years of the agreement. If the agreed-upon minimum quantities are not purchased, the agreement provides for payments of up to $400,000 in the first two years and $650,000 in the third through fifth years of the agreement. During 1998, the Company terminated the agreement due to an investigation, by the Company, into the validity of the patent. The Company was sued by the other party to the agreement and in November 1999 the Company received notice that it had lost the arbitration. The legal settlement and related costs, aggregated approximately $2.76 million, all of which has been paid as of January 1, 2000.

     In connection with the San Francisco Soap acquisition, the Company entered into a consulting agreement with the former owners of San Francisco Soap and agreed to pay $300,000 per year during the consulting period (September 1, 1997 through August 29, 2000). The $300,000 per year is to be paid in advance in quarterly installments of $75,000 beginning September 1, 1997. Also, in connection with the San Francisco Soap Company acquisition, the Company entered into a contingent payment agreement with the sellers equal to 2.5% of San Francisco Soap Company products net sales for a period of five years from the acquisition date. The minimum annual payment is $250,000 and the Company recorded a liability for the present value of the minimum annual payments owed to the sellers as part of the cost of the acquisition. The total amounts due related to this agreement were $687,000 and $889,000 at January 1, 2000 and December 31, 1998, respectively. The Company will treat additional amounts paid as part of the cost of the acquisition which will result in additional goodwill.

     In conjunction with the Viractin acquisition, the Company entered into a contingent payment arrangement with the sellers of Viractin which provides the sellers with additional amounts equal to the sum of 10% of net sales of the Company's Viractin products for a period of five years from the acquisition date. The additional consideration payments are to be made to the seller on a quarterly basis beginning September 30, 1997. During fiscal 1999 and 1998, amounts due related to this agreement were approximately $217,000 and $198,000, respectively. The Company will record the payments to the sellers as part of the cost of the acquisition.

11.  SIGNIFICANT CUSTOMER

     One of the Company's customers accounted for approximately 17%, 16% and 18% of net sales in the United States for the fiscal 1999, 1998 and 1997, respectively.

12.  SEGMENT DATA

     The Company operates in two industry segments, the distribution and sale of personal and oral care products. Data by geographic area and industry segment is as follows:

                                               Fiscal 1999                   Fiscal 1998                  Fiscal 1997
                                                                            (In Thousands)

                                       Personal    Oral              Personal    Oral              Personal    Oral
                                         Care      Care     Total      Care      Care      Total     Care      Care      Total
                                        -------   -------   -------   -------   -------   -------   -------   -------   -------
Net sales to unaffiliated customers:

United States (including Puerto Rico)   $45,164   $20,716   $65,880   $49,067   $20,341   $69,408   $37,397   $21,875   $59,272
Canada ..............................     3,975     3,070     7,045     3,875     2,823     6,698     4,398       198     4,596
                                        -------   -------   -------   -------   -------   -------   -------   -------   -------

Total ...............................    49,139    23,786    72,925    52,942    23,164    76,106    41,795   $22,073   $63,868
                                        =======   =======   =======   =======   =======   =======   =======   =======   =======

Product contribution:

United States (including Puerto Rico)    15,872     3,883    19,755     9,904     7,174    17,078    10,807     6,227   $17,034
Canada ..............................     1,432       733     2,165     1,272       399     1,671       817         6       823
                                        -------   -------   -------   -------   -------   -------   -------   -------   -------

Total ...............................    17,304     4,616    21,920    11,176     7,573    18,749    11,624     6,233    17,857
                                        =======   =======             =======   =======             =======   =======

General and administrative                                    8,727                         7,625                         6,831

Depreciation and amortization                                 4,207                         4,176                         4,887

Special item                                                  2,760                          --                            --
                                                            -------                       -------                       -------
Operating profit                                              6,226                         6,948                         6,139
                                                            =======                       =======                       =======


     General and operating profit, administrative expenses, and depreciation and amortization are not allocated to each industry segment. Assets are primarily located in the United States.

13.  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                            Additions
                                Balance,    Charged to                Balance,
                               Beginning      Profit    Recoveries/     End
                                of Year      and Loss   Deductions    of Year
                                -------      --------   ----------    -------
                                                 (In Thousands)

Allowance for doubtful accounts
  and sales and returns:

Fiscal 1999 ...............      $ 881        $ 606       $(799)       $ 688
Fiscal 1998 ...............        972          453        (544)         881
Fiscal 1997 ...............        320          658          (6)         972


                                     ******