Form 10-Q
period 2000-04-01
WILLIAMS J B HOLDINGS INC
filed 2000-05-16
CIK 929651

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                  For the quarterly period ended April 1, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                        Commission file number: 33-83734
                                                --------

                          J. B. WILLIAMS HOLDINGS, INC.
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                            06-1387159
------------------------------                           ----------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                           Identification number)

                               65 Harristown Road
                           Glen Rock, New Jersey 07452
          ------------------------------------------------------------
          (Address of Principal Executive Offices, including Zip Code)



                                 (201) 251-8100
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

Number of shares of the issuer's Common Stock, par value $0.01, outstanding as of May 1, 2000: 10,000

                          J.B. WILLIAMS HOLDINGS, INC.

                                    I N D E X

                                                                            Page
                                                                            ----
PART I  - FINANCIAL INFORMATION
          ---------------------

          Item 1:   Financial Statements (Unaudited):

                    Condensed  Consolidated  Statements  of Operations         1
                    for the Thirteen  Weeks  Ended April 1, 2000 and
                    April 3, 1999

                    Condensed  Consolidated Balance Sheets at April 1,         2
                    2000 and January 1, 2000

                    Condensed  Consolidated  Statements  of Cash Flows         3
                    for the Thirteen  Weeks  Ended April 1, 2000 and
                    April 3, 1999

                    Notes to Condensed Consolidated Financial Statements       4


          Item 2:   Management's Discussion and Analysis of Financial          5
                    Condition and Results of Operations



Part II - OTHER INFORMATION
          -----------------

          Item 6:   Exhibits and Reports on Form 8-K                           8

          Signature                                                            9

                     J.B. Williams Holdings, Inc.
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                               Unaudited
                            (In Thousands)

                                                      Thirteen Weeks Ended
                                                     ----------------------
                                                     April 1,      April 3,
                                                       2000          1999
                                                     --------      --------

NET SALES ......................................     $ 12,597      $ 14,209

Cost of sales ..................................        4,597         5,651
                                                     --------      --------

GROSS MARGIN ...................................        8,000         8,558

Distribution and cash discounts ................          880         1,243
Advertising and promotion ......................        3,980         3,904
Selling, general and administrative expenses....        2,919         2,790
Depreciation and amortization ..................        1,053         1,049
                                                     --------      --------

OPERATING LOSS .................................         (832)         (428)

Interest expense-net ...........................        1,325         1,503
                                                     --------      --------

LOSS BEFORE INCOME TAX BENEFIT .................       (2,157)       (1,931)

Income tax benefit .............................         (884)         (791)
                                                     --------      --------


NET LOSS .......................................     $ (1,273)     $ (1,140)
                                                     ========      ========




Loss per share - basic and diluted .............     $ 127.30      $ 114.00

Weighted average shares outstanding ............       10,000        10,000




       See Notes to Condensed Consolidated Financial Statements

                     J.B. Williams Holdings, Inc.
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                               Unaudited
                            (In Thousands)

                                                       At April     At January
                                                       1, 2000       1, 2000
                                                       --------      --------
ASSETS
------
Current Assets:
       Cash and cash equivalents .................     $ 11,881      $ 11,113
       Accounts receivable, net ..................        8,914        14,144
       Inventories ...............................        8,204         6,404
       Other current assets ......................          457           831
                                                       --------      --------
           Total Current Assets ..................       29,456        32,492

Property and Equipment, Net ......................        2,051         2,005

Intangible Assets, Net ...........................       38,996        39,744
Other Assets .....................................        4,892         4,956
                                                       --------      --------

TOTAL ASSETS .....................................     $ 75,395      $ 79,197
                                                       ========      ========


LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
Current Liabilities:
       Accounts payable ..........................     $  3,561      $  3,195
       Accrued expenses ..........................        4,395         7,290
                                                       --------      --------
           Total Current Liabilities .............        7,956        10,485
                                                       --------      --------

Due To Sellers Of Acquired Businesses ............          463           463
                                                       --------      --------

Long Term Debt ...................................       50,345        50,345
                                                       --------      --------


Shareholder's Equity:
       Common stock and paid-in capital ..........       10,804        10,804
       Notes receivable from sales of common stock       (1,204)       (1,204)
       Retained earnings .........................        7,031         8,304
                                                       --------      --------
           Total Shareholder's Equity ............       16,631        17,904
                                                       --------      --------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY .......     $ 75,395      $ 79,197
                                                       ========      ========



       See Notes to Condensed Consolidated Financial Statements

                     J.B. Williams Holdings, Inc.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Unaudited
                            (In Thousands)

                                                                     Thirteen Weeks Ended
                                                                    April 1,      April 3,
                                                                      2000          1999
                                                                    --------      --------

OPERATING ACTIVITIES:
 Net loss .....................................................     $ (1,273)     $ (1,140)
 Adjustments to reconcile net loss to net cash used in
 operating activities:
        Amortization of intangibles and debt issuance costs ...          893           906
        Depreciation and amortization of property and equipment          160           143
        Changes in operating assets and liabilities:
           Accounts receivable ................................        5,230         3,892
           Inventories ........................................       (1,800)          398
           Other current assets ...............................          374            41
           Accounts payable ...................................          366          (454)
           Accrued expenses ...................................       (2,895)       (3,109)
           Other assets .......................................          (81)       (1,267)
                                                                    --------      --------
 Net Cash Provided By (Used In) Operating Activities ..........          974          (590)
                                                                    --------      --------



INVESTING ACTIVITIES - Purchases of property and equipment ....         (206)         (474)
                                                                    --------      --------




INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..............          768        (1,064)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................       11,113         6,263
                                                                    --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ......................     $ 11,881      $  5,199
                                                                    ========      ========



SUPPLEMENTAL CASH FLOW INFORMATION:
 Income taxes paid ............................................     $      2      $    242
 Interest paid ................................................     $  3,021      $  3,021


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

     The accompanying unaudited condensed consolidated financial statements as of April 1, 2000 and for the thirteen weeks ended April 1, 2000 and April 3, 1999 have been prepared in accordance with the instructions to Form 10-Q. All adjustments, which in the opinion of the management of the Company are necessary for a fair presentation of the condensed consolidated financial statements for the thirteen weeks ended April 1, 2000 and April
     3, 1999, have been reflected. All such adjustments are of a normal recurring nature. The April 1, 2000 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 1, 2000 included in the Company's Annual Report on Form 10-K.

     The results of operations for the period ended April 1, 2000 are not necessarily indicative of the operating results for the full year.

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

5.   RECLASSIFICATIONS

     Certain reclassifications have been made to the 1999 financial statements to conform with the current year's presentation.

                          J. B. WILLIAMS HOLDINGS, INC.
                  Item 2 - Management's Discussion and Analysis
                of Financial Condition and Results of Operations

General
-------

J. B. Williams Holdings, Inc. (the "Company"), through its subsidiaries, distributes and sells personal and health care products in the United States, Canada and Puerto Rico. The personal care products business includes the Aqua Velva, Brylcreem, Williams Lectric Shave, Williams Mug Soap, Total Hair Fitness and the San Francisco Soap Company brands. The health care products business is comprised of the Cepacol and Viractin brands, a broad line of oral health care products that includes mouthwash, sore throat lozenges and sprays, children's sore throat formulas and cold sore medications.

Results of Operations for the Thirteen Weeks Ended April 1, 2000
----------------------------------------------------------------

The following table sets forth certain operating data for the thirteen weeks ended April 1, 2000 and April 3, 1999.


                                                 Periods Ended April 1, 2000 and April 3, 1999
                                    ----------------------------------------------------------------------
                                                                 (In Thousands)
                                    Personal Care Products     Health Care Products       Total Company
                                    ----------------------     --------------------       -------------
                                       2000         1999         2000        1999        2000       1999
                                     -------      -------      -------     -------     -------     -------

Net Sales ......................     $ 8,315      $ 8,739      $ 4,282     $ 5,470     $12,597     $14,209
Cost of Goods Sold .............       2,964        3,651        1,633       2,000       4,597       5,651
                                     -------      -------      -------     -------     -------     -------
Gross Margin ...................       5,351        5,088        2,649       3,470       8,000       8,558
Distribution and Cash Discounts          519          745          361         498         880       1,243
Advertising and Promotion ......       2,169        2,740        1,811       1,164       3,980       3,904
                                     -------      -------      -------     -------     -------     -------
Brand Contribution .............     $ 2,663      $ 1,603      $   477     $ 1,808       3,140       3,411
                                     =======      =======      =======     =======
Selling, General and Admin. Exp                                                          2,919       2,790
Depreciation and Amortization ..                                                         1,053       1,049
                                                                                       -------     -------
Operating Loss .................                                                          (832)       (428)
Interest Expense, Net ..........                                                         1,325       1,503
                                                                                       -------     -------
Loss Before Income Tax Benefit .                                                        (2,157)     (1,931)
Income Tax Benefit .............                                                          (884)       (791)
                                                                                       -------     -------
Net Loss .......................                                                       $(1,273)    $(1,140)
                                                                                       =======     =======


For the period ended April 1, 2000, net sales decreased 11.3% to $12,597,000 from $14,209,000 for the comparable period in 1999. This decrease is primarily due to lower sales on the health care products business, particularly on the Cepacol cough/cold products. Of the $1,612,000 decrease in total company sales versus 1999, approximately $1,100,000 reflects the impact of lower sales of cough/cold products resulting from an early end to the 1999 - 2000 cough/cold season. The remaining sales shortfall of approximately $500,000 reflects lower sales of San Francisco Soap gift sets resulting from the Company's decision to not offer a gift set program for the 2000 Mothers Day season.

For the period ended April 1, 2000, cost of goods sold decreased 18.7% to $4,597,000 from $5,651,000 for the comparable period in 1999. This decrease is directly linked to the Company's lower sales volumes combined with generally lower manufacturing costs on the San Francisco Soap products. During 1999 the San Francisco Soap business incurred certain one-time expenses associated with the shutdown of the gift set/special pack assembly operation that the Company operated during 1998 and with the March 1999 re-launch of the entire San Francisco Soap product line.

For the period ended April 1, 2000, distribution expenses and cash discounts decreased 29.2% to $880,000 from $1,243,000 for the comparable period in 1999. This decrease is primarily due to lower sales volumes, reduced levels of shipping penalties and other warehouse charges.

For the period ended April 1, 2000, advertising and promotion expenses of $3,980,000 increased 1.9% versus the $3,904,000 spent during the comparable period in 1999. All of this increase is related to the Health Care Products business as there was a national marketing program supporting the Cepacol business that occurred in January 2000. Marketing spending for the Personal Care Products business actually decreased during this period in 2000 as support levels behind the Total Hair Fitness line of shampoos and conditioners for men were significantly reduced.

For the period ended April 3, 1999, selling, general and administrative expenses increased by 4.6% to $2,919,000 from $2,790,000 for the comparable period in 1999. Most of this increase is related to generally higher levels of salaries and management consulting expenses partially offset by lower broker commission payments associated with the decline in net sales.

For the period ended April 1, 2000, depreciation and amortization of $1,053,000 remained essentially unchanged from $1,049,000 for the comparable period in 1999.

For the period ended April 1, 2000, interest expense, net of interest income, decreased 11.8% to $1,325,000 from $1,503,000 for the comparable period in 1999. Higher levels of cash have resulted in a corresponding increase in interest income, thereby resulting in an overall net decrease in interest expense.

For the period ended April 1, 2000, the Company recorded an income tax benefit of $884,000 versus an income tax benefit of $791,000 for the comparable period in 1999. The effective tax rate was 41% for both interim periods.

As a result of the foregoing, the Company realized a net loss of $(1,273,000) for the period ended April 1, 2000. This compares unfavorably with a net loss of $(1,140,000) for the comparable period in 1999. Most of this variance can be attributed to the profit effect of the lower sales volumes.

Liquidity and Capital Resources
-------------------------------

The following chart summarizes the net funds provided and/or used in operating, financing and investing activities for the thirteen weeks ended April 1, 2000 and April 3, 1999 (in thousands).

                                                               Period Ended
                                                               ------------
                                                           April 1,     April 3,
                                                           --------     --------
                                                             2000         1999
                                                             ----         ----

Net cash provided by (used in) operating activities ..     $   974      $  (590)
Net cash used in investing activities ................        (206)        (474)
Increase (decrease) in cash and cash equivalents .....     $   768      $(1,064)


The principal adjustments to reconcile net loss of $(1,273,000) for the period ended April 1, 2000 to net cash provided by operating activities of $974,000 are depreciation and amortization of $1,053,000, combined with a net decrease in working capital requirements of $1,194,000. The working capital decrease is primarily linked to generally lower levels of accounts receivable.

Capital expenditures, which were $206,000 for the period ended April 1, 2000, are generally not significant in the Company's business. The Company has approximately $.6 million budgeted in 2000 for continued enhancements to its computer network and for the development of certain new plastic bottle molds.

As a result of the Senior Notes, the Company had $50.3 million of total debt outstanding as of January 1, 2000 and April 1, 2000. Management expects that cash on hand and internally generated funds will provide sufficient capital resources to finance the Company's operations and meet interest requirements on the Senior Notes, both in respect of the short term as well as during the long term. Since there can be no guarantee that the Company will generate internal funds sufficient to finance its operations and debt requirements, the Company has arranged for a secured line of credit with the Bank of New York through August 31, 2000 to provide funds, should they be required, in order for the Company to meet its liquidity requirements. The line of credit is in the maximum amount of $5,000,000, with the amount available being subject to reduction based on certain criteria relative to the Company's accounts receivable and inventory.

                           Part II - Other Information


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:
             - Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8-K
             - No reports on Form 8-K were filed by the registrant during the period covered by this report.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               J.B. WILLIAMS HOLDINGS, INC.


Date:    May 11, 2000                          /s/ Kevin C. Hartnett
         -------------                         ---------------------------------
                                               Name:  Kevin C. Hartnett
                                               Title: Vice President and Chief
                                                      Financial Officer