Form 10-Q
period 2000-07-01
WILLIAMS J B HOLDINGS INC
filed 2000-08-15
CIK 929651

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 1, 2000

                                       OR

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

Number of shares of the issuer's Common Stock, par value $0.01, outstanding as of July 31, 2000: 10,000

                          J.B. Williams Holdings, Inc.

                                    I N D E X

                                                                           Page

Part I  - Financial Information
          -----------------------

          Item 1: Financial Statements (Unaudited):

                  Condensed Consolidated Statements of Operations for the Thirteen Weeks and Twenty Six Weeks Ended July 1, 2000
                  and July 3, 1999 .........................................  3

                  Condensed Consolidated Balance Sheets at July 1, 2000
                  and January 1, 2000 ......................................  4

                  Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks and Twenty Six Weeks Ended July 1, 2000
                  and July 3, 1999 .........................................  5

                  Notes to Condensed Consolidated Financial Statements .....  6


          Item 2: Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ......................  7



Part II - Other Information
          -----------------

          Item 6: Exhibits and Reports on Form 8-K ......................... 11

          Signature ........................................................ 12

                          J.B. Williams Holdings, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Unaudited
                                 (In Thousands)


                                                     Thirteen     Thirteen    Twenty-Six     Twenty-Six
                                                       Weeks        Weeks       Weeks          Weeks
                                                       Ended        Ended       Ended          Ended
                                                       July 1,      July 3,     July 1,        July 3,
                                                        2000         1999        2000           1999
                                                       ------       ------      ------         ------
Net sales ......................................     $ 14,501     $ 15,488     $ 27,098      $ 29,697

Cost of sales ..................................        4,946        5,614        9,543        11,265
                                                     --------     --------     --------      --------

Gross margin ...................................        9,555        9,874       17,555        18,432
Distribution and cash discounts ................          956        1,265        1,836         2,608
Advertising and promotion ......................        2,594        3,225        6,574         7,129
Selling, general and administrative expenses ...        2,901        2,769        5,820         5,559
Depreciation and amortization ..................        1,067        1,033        2,120         2,082
                                                     --------     --------     --------      --------

Operating income ...............................        2,037        1,482        1,205         1,054

Interest expense-net ...........................        1,290        1,452        2,615         2,955
                                                     --------     --------     --------      --------

Income (loss) before income taxes ..............          747           30       (1,410)       (1,901)

Income tax provision (benefit) .................          306           12         (578)         (779)
                                                     --------     --------     --------      --------
Net income (loss) ..............................     $    441     $     18     $   (832)     $ (1,122)
                                                     ========     ========     ========      ========



Income (loss) per share - basic and diluted          $  44.10     $   1.80     $ (83.20)     $(112.20)

Weighted average shares outstanding ............       10,000       10,000       10,000        10,000




            See Notes to Condensed Consolidated Financial Statements

                          J.B. Williams Holdings, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                    Unaudited
                                 (In Thousands)


                                                        At July 1, 2000    At January 1, 2000
                                                        ---------------    ------------------
ASSETS
------
Current Assets:
       Cash and cash equivalents .................         $  6,022            $ 11,113
       Accounts receivable, net ..................            8,785              14,144
       Inventories ...............................           11,786               6,404
       Other current assets ......................              587                 831
                                                           --------            --------
           Total Current Assets ..................           27,180              32,492

Property and Equipment, Net ......................            2,115               2,005

Intangible Assets, Net ...........................           38,273              39,744
Other Assets .....................................            4,777               4,956
                                                           --------            --------

TOTAL ASSETS .....................................         $ 72,345            $ 79,197
                                                           ========            ========


LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
Current Liabilities:

       Accounts payable ..........................         $  3,802            $  3,195
       Accrued expenses ..........................            6,152               7,290
           Total Current Liabilities .............            9,954              10,485
                                                           --------            --------

Due To Sellers Of Acquired Businesses ............              463                 463
                                                           --------            --------

Long Term Debt ...................................           44,856              50,345
                                                           --------            --------


Shareholders' Equity:
       Common stock and paid-in capital ..........           10,804              10,804
       Notes receivable from sales of common stock           (1,204)             (1,204)
       Retained earnings .........................            7,472               8,304
                                                           --------            --------
Total Shareholders' Equity .......................           17,072              17,904
                                                           --------            --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......         $ 72,345            $ 79,197
                                                           ========            ========







            See Notes to Condensed Consolidated Financial Statements

                          J.B. Williams Holdings, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    Unaudited
                                 (In Thousands)


                                                                       Twenty Six Weeks    Twenty Six Weeks
                                                                             Ended               Ended
                                                                            July 1,             July 3,
                                                                             2000                1999
                                                                             ----                ----
OPERATING ACTIVITIES:
    Net (loss) ..................................................        $   (832)            $ (1,122)
    Adjustments to reconcile net loss to net cash provided
    by operating activities:
       Amortization of intangibles and debt issuance costs ......           1,788                1,795
       Depreciation and amortization of property and equipment                332                  287
       Changes in operating assets and liabilities:
       Accounts receivable ......................................           5,359                6,237
       Inventories ..............................................          (5,382)              (1,206)
       Other current assets .....................................             244                   92
       Accounts payable .........................................             607                 (215)
       Accrued expenses and other liabilities ...................          (1,138)              (2,469)
       Other assets .............................................              44               (1,990)
                                                                         --------             --------
Net Cash Provided By Operating Activities .......................           1,022                1,409
                                                                         --------             --------

INVESTING ACTIVITIES:

    Purchases of property and equipment .........................            (450)                (760)
    Acquisition of trademark and contingent payments ............            (174)                 --
                                                                         --------             --------
       Net Cash Used in Investing Activities ....................            (624)                (760)
                                                                         --------             --------

FINANCING ACTIVITIES:

    Repayment of Senior Notes ...................................          (5,489)                 --
                                                                         --------             --------
       Net Cash Used in Financing Activities ....................          (5,489)                 --
                                                                         --------             --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................          (5,091)                 649
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..................          11,113                6,263
                                                                         --------             --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ........................        $  6,022             $  6,912
                                                                         ========             ========
SUPPLEMENTAL CASH FLOW INFORMATION:

    Income taxes paid ...........................................        $     54             $    242
    Interest paid ...............................................        $  3,156             $  3,021







            See Notes to Condensed Consolidated Financial Statements

                          J.B. Williams Holdings, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.     BASIS OF ACCOUNTING AND ORGANIZATION

       The consolidated financial statements include J.B. Williams Holdings, Inc. and its wholly-owned subsidiaries: J.B. Williams Company, Inc., After Shave Products Inc., Pre-Shave Products Inc., Hair Care Products Inc., and CEP Holdings Inc. (collectively the "Company"). Brynwood Partners II L.P., a private partnership formed under Delaware law, is the majority owner of the capital stock of the Company.

       The accompanying unaudited condensed consolidated financial statements as of July 1, 2000 and for the thirteen week and twenty six week periods ended July 1, 2000 and the thirteen week and twenty six week periods ended July 3, 1999 have been prepared in accordance with the instructions to Form 10-Q. All adjustments which, in the opinion of the management of the Company, are necessary for a fair presentation of the condensed consolidated financial statements for the thirteen week and twenty six week periods ended July 1, 2000 and for the thirteen week and twenty six week periods ended July 3, 1999, have been reflected. All such adjustments are of a normal recurring nature. The July 1, 2000 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 1, 2000 included in the Company's Annual Report on Form 10-K.

       The results of operations for the period ended July 1, 2000 are not necessarily indicative of the operating results for the full year.

2.     LONG TERM DEBT

       Long term debt consists of $44.9 million 12% Senior Notes, due 2004 (the "Senior Notes").

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

4.     RECLASSIFICATIONS

       Certain reclassifications have been made to the 1999 financial statements to conform to the current year's presentation.

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

RESULTS OF OPERATIONS FOR THE THIRTEEN WEEK PERIOD ENDED JULY 1, 2000

The following table sets forth certain operating data for the thirteen weeks ended July 1, 2000 and July 3, 1999.


                                                    Periods Ended July 1, 2000 and July 3, 1999
                                        -----------------------------------------------------------------
                                                                   (In Thousands)
                                        Personal Care Products   Health Care Products     Total Company
                                        ----------------------   --------------------   -----------------
                                            2000       1999        2000        1999       2000       1999
                                            ----       ----        ----        ----       ----       ----
Net Sales .........................       $10,054    $11,145      $ 4,447    $ 4,343    $14,501    $15,488
Cost of Goods Sold ................         3,230      3,806        1,716      1,808      4,946      5,614
                                          -------    -------      -------    -------    -------    -------
Gross Margin ......................         6,824      7,339        2,731      2,535      9,555      9,874
Distribution and Cash Discounts ...           603        877          353        488        956      1,365
Advertising and Promotion .........         1,902      2,316          692        909      2,594      3,225
                                          -------    -------      -------    -------    -------    -------
Brand Contribution ................       $ 4,317    $ 4,146      $ 1,688    $ 1,138      6,005      5,284
                                          =======    =======      =======    =======
Selling, General and Admin. Exp ...                                                       2,901      2,769
Depreciation and Amortization .....                                                       1,067      1,033
                                                                                        -------    -------
Operating Income ..................                                                       2,037      1,482
Interest Expense, Net .............                                                       1,290      1,452
                                                                                        -------    -------
Income Before Income Taxes ........                                                         747         30
Income Tax Provision ..............                                                         306         12
                                                                                        -------    -------
Net Income ........................                                                     $   441    $    18
                                                                                        =======    =======



For the thirteen week period ended July 1, 2000, net sales decreased 6.4% to $14,501,000 from $15,488,000 for the same period in 1999. This decrease is primarily related to lower sales on the San Francisco Soap product line resulting from the absence of any large distribution gains, as realized during this same period in 1999 when the entire line was being relaunched.

For the thirteen week period ended July 1, 2000, cost of goods sold decreased 11.9% to $4,946,000 from $5,614,000 for the same period in 1999. This decrease is primarily related to the lower sales volumes and to lower manufacturing costs, as 1999 was impacted unfavorably by the sales of several discontinued products at close out pricing.

For the thirteen week period ended July 1, 2000, distribution expenses and cash discounts decreased 30.0% to $956,000 from $1,365,000 for the same period in 1999. This decrease is due to lower sales volumes and the absence of certain extraordinary charges incurred during 1999 that were primarily related to order fulfillment and shipping issues on the San Francisco Soap business.

For the thirteen week period ended July 1, 2000, advertising and promotion expenses decreased 19.6% to $2,594,000 from $3,225,000 for the same period in 1999. During this period of time in 1999, the Company had spent heavily in support of the re-launch of the San Francisco Soap business and the 1999 Mothers Day gift set program.

For the thirteen week period ended July 1, 2000, selling, general, and administrative expenses increased 4.8% to $2,901,000 from $2,769,000 for the same period in 1999. Most of this increase is related to generally higher levels of salaries and management consulting expenses partially offset by lower broker commission payments associated with the decline in net sales.

For the thirteen week period ended July 1, 2000, depreciation and amortization of $1,067,000 is slightly higher from the $1,033,000 expensed for the same period in 1999.

For the thirteen week period ended July 1, 2000, interest expense, net of interest income, decreased 11.0% to $1,290,000 from $1,452,000 for the same period in 1999. Higher levels of cash yielded a corresponding increase in interest income, resulting in an overall net decrease in interest expense.

For the thirteen week period ended July 1, 2000, the Company recorded income tax expense of $306,000 versus $12,000 for the same period in 1999. The effective tax rate was 41% for both interim periods.

RESULTS OF OPERATIONS FOR THE TWENTY SIX WEEK PERIOD ENDED JULY 1, 2000

The following table sets forth certain operating data for the twenty-six weeks ended July 1, 2000 and July 3, 1999.


                                                        Periods Ended July 1, 2000 and July 3, 1999
                                         -----------------------------------------------------------------------
                                                                       (In Thousands)
                                         Personal Care Products     Health Care Products        Total Company
                                         ----------------------     --------------------    --------------------
                                             2000        1999         2000       1999         2000       1999
                                             ----        ----         ----       ----         ----       ----
Net Sales .........................       $ 18,369     $ 19,884     $  8,729    $  9,813    $ 27,098    $ 29,697
Cost of Goods Sold ................          6,193        7,457        3,350       3,808       9,543      11,265
                                          --------     --------     --------    --------    --------    --------
Gross Margin ......................         12,176       12,427        5,379       6,005      17,555      18,432
Distribution and Cash Discounts ...          1,123        1,622          713         986       1,836       2,608
Advertising and Promotion .........          4,072        5,056        2,502       2,073       6,574       7,129
                                          --------     --------     --------    --------    --------    --------
Brand Contribution ................       $  6,981     $  5,749     $  2,164    $  2,946       9,145       8,695
                                          ========     ========     ========    ========
Selling, General and Admin. Exp ...                                                            5,820        5,559
Depreciation and Amortization .....                                                            2,120        2,082
                                                                                            --------    --------
Operating Income ..................                                                            1,205        1,054
Interest Expense, Net .............                                                            2,615        2,955
                                                                                            --------    --------
(Loss) Before Income Taxes ........                                                           (1,410)      (1,901)
Income Tax Benefit ................                                                             (578)        (779)
                                                                                            --------    --------
Net (Loss) ........................                                                         $   (832)    $ (1,122)
                                                                                            ========    ========

For the twenty-six week period ended July 1, 2000, net sales decreased 8.8% to $27,098,000 from $29,697,000 for the same period in 1999. This decrease is primarily due to lower sales of the Cepacol cough/cold products caused by an abrupt end to the cough/cold season as compared to 1999 and lower sales on the San Francisco Soap product line, resulting from distribution losses at several customers and the Company's decision to not offer a gift set program for the 2000 Mothers Day season.

For the twenty-six week period ended July 1, 2000, cost of goods sold decreased 15.3% to $9,543,000 from $11,265,000 for the same period in 1999. This decrease is directly linked to the Company's lower sales volumes combined with generally lower manufacturing costs on the San Francisco Soap products. During 1999, the San Francisco Soap business incurred certain one-time expenses associated with the shutdown of the gift set and special pack assembly operation that the Company operated during 1998 and with the March 1999 re-launch of the entire San Francisco Soap product line.

For the twenty-six week period ended July 1, 2000, distribution expenses and cash discounts decreased 29.6% to $1,836,000 from $2,608,000 for the same period in 1999. This decrease is due to lower sales volumes and the absence of certain extraordinary charges incurred during 1999 that were primarily related to order fulfillment and shipping issues on the San Francisco Soap business.

For the twenty-six week period ended July 1, 2000, advertising and promotion expenses decreased 7.8% to $6,574,000 from $7,129,000 for the same period in 1999. This overall reduction in marketing support reflects program savings associated with the San Francisco Soap business, which incurred significant expenses during this period of time in 1999 associated with the re-launch of the brand and with the 1999 Mothers Day gift set program. These savings were partially offset by an increase in spending on the Health Care Products business as there was a national marketing program supporting the Cepacol brand that occurred in January 2000.

For the twenty-six week period ended July 1, 2000, selling, general, and administrative expenses increased by 4.7% to $5,820,000 from $5,559,000 for the same period in 1999. This increase reflects somewhat higher staffing levels and consulting expenses during the first half of 2000 versus the same period in 1999.

For the twenty-six week period ended July 1, 2000, depreciation and amortization of $2,120,000 increased slightly from $2,082,000 for the same period in 1999.

For the twenty-six week period ended July 1, 2000, interest expense, net of interest income, decreased 26.7% to $2,615,000 from $2,955,000 for the same period in 1999. Higher levels of cash yielded a corresponding increase in interest income and combined with lower interest expense, as a result of the repurchase by the Company of $5,489,000 in outstanding principal amount of its Senior Notes, resulted in an overall net decrease in interest expense.

For the twenty-six week period ended July 1, 2000, an income tax benefit of $578,000 was recorded compared with a similar tax benefit of $779,000 recorded during the same period in 1999. The effective tax rate was 41% for both interim periods.

LIQUIDITY AND CAPITAL RESOURCES

The following chart summarizes the net funds provided by and/or used in operating, financing and investing activities for the periods ended July 1, 2000 and July 3, 1999 (in thousands).

                                                              Period Ended
                                                              ------------
                                                       July 1,2000  July 3, 1999
                                                       -----------  ------------

Net cash provided by operating activities ...........    $ 1,022       $ 1,409
Net cash used in investing activities ...............       (624)         (760)
Net cash used in financing activities ...............     (5,489)           --
                                                         -------       -------
Increase (decrease) in cash and cash equivalents ....    $(5,091)      $   649


The principal adjustments to reconcile net loss of $832,000 for the period ended July 1, 2000 to net cash provided by operating activities of $1,022,000 are depreciation and amortization of $2,120,000, offset by a net increase in working capital requirements of $266,000. The working capital increase is primarily linked to higher levels of inventory and lower levels of accruals partially offset by lower accounts receivable balances.

Capital expenditures, which were $450,000 for the six months ended July 1, 2000, are generally not significant in the Company's business. Except for funds previously identified for certain packaging improvements and computer system upgrades, the Company currently has no material commitments for future capital expenditures.

As a result of the Senior Notes, the Company had $50.3 million of total debt outstanding as of January 1, 2000. Pursuant to the terms of the Senior Notes, on April 12, 2000, the Company made an offer to purchase from the holders thereof, on a pro rata basis, an aggregate principal amount of Senior Notes equal to the Company's Free Cash Flow (as defined in the Senior Notes) at the purchase price equal to 100% of the principal amount of the Senior Notes plus accrued interest. Pursuant to this offer, on May 16, 2000, the Company purchased Senior Notes from certain holders thereof for an aggregate of $5,489,000.

As a result of this repurchase, the Company's cash position and total debt outstanding have both been reduced accordingly. Management expects that cash on hand and internally generated funds will provide sufficient capital resources to finance the Company's operations and meet interest requirements on the Senior Notes, both in respect of the short term as well as during the long term. Since there can be no guarantee that the Company will generate internal funds sufficient to finance its operations and debt requirements, the Company is planning to extend its secured line of credit with the Bank of New York through August 31, 2001 to provide funds, should they be required, in order for the Company to meet its liquidity requirements. The line of credit is in the maximum amount of $5,000,000, with the amount available being subject to reduction based on certain criteria relative to the Company's accounts receivable and inventory.

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

                                            J.B. WILLIAMS HOLDINGS, INC.

Date:  August 11, 2000                      /s/ Kevin C. Hartnett
       ----------------                     ------------------------
                                            Name:  Kevin C. Hartnett
                                            Title: Vice President and
                                            Chief Financial Officer