Form 10-Q
period 2000-09-30
WILLIAMS J B HOLDINGS INC
filed 2000-11-14
CIK 929651

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

Number of shares of the issuer's Common Stock, par value $0.01, outstanding as of October 31, 2000: 10,000

                          J.B. Williams Holdings, Inc.

                                    I N D E X

                                                                            Page

Part I  - Financial Information
          ---------------------

          Item 1:  Financial Statements (Unaudited):

                   Condensed Consolidated Statements of Operations
                   for the Thirteen Weeks and Thirty Nine Weeks
                   Ended September 30, 2000 and October 2, 1999 ............  3

                   Condensed Consolidated Balance Sheets at
                   September 30, 2000 and January 1, 2000 ..................  4

                   Condensed Consolidated Statements of Cash Flows
                   for the Thirty Nine Weeks Ended September 30, 2000
                   and October 2, 1999 .....................................  5

                   Notes to Condensed Consolidated Financial Statements ....  6


          Item 2:  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations .....................  8



Part II - Other Information
          -----------------

         Item 6:   Exhibits and Reports on Form 8-K ........................ 13

         Signature ......................................................... 14

                          J.B. Williams Holdings, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Unaudited
                                 (In Thousands)

                                                     Thirteen     Thirteen    Thirty-Nine   Thirty-Nine
                                                      Weeks        Weeks         Weeks         Weeks
                                                      Ended        Ended         Ended         Ended
                                                     Sept 30,      Oct 2,       Sept 30,       Oct 2,
                                                       2000         1999          2000          1999
                                                      ------       ------        ------        ------

Net sales .....................................     $ 18,022      $ 20,059      $ 45,120      $ 49,756

Cost of sales .................................        6,934         7,823        16,477        19,088
                                                    --------      --------      --------      --------

Gross margin ..................................       11,088        12,236        28,643        30,668
Distribution and cash discounts ...............        1,089         1,467         2,925         4,076
Advertising and promotion .....................        2,735         4,074         9,310        11,203
Selling, general and administrative expenses ..        2,825         2,723         8,644         8,282
Depreciation and amortization .................        1,035         1,041         3,155         3,122
                                                    --------      --------      --------      --------

Operating income ..............................        3,404         2,931         4,609         3,985

Interest expense-net ..........................        1,258         1,435         3,873         4,390
                                                    --------      --------      --------      --------

Income (loss) before income taxes .............        2,146         1,496           736          (405)

Income tax provision (benefit) ................          880           613           302          (166)
                                                    --------      --------      --------      --------
Net income (loss) .............................     $  1,266      $    883      $    434      $   (239)
                                                    ========      ========      ========      ========



Income (loss) per share - basic and diluted ...     $ 126.60      $  88.30      $  43.40      $ (23.90)

Weighted average shares outstanding ...........       10,000        10,000        10,000        10,000









            See Notes to Condensed Consolidated Financial Statements

                          J.B. Williams Holdings, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                    Unaudited
                                 (In Thousands)

                                                     At Sept 30, 2000     At January 1, 2000
                                                     ----------------     ------------------
ASSETS

Current Assets:

       Cash and cash equivalents .................       $  3,745              $ 11,113
       Accounts receivable, net ..................         12,430                14,144
       Inventories ...............................         12,114                 6,404
       Other current assets ......................            498                   831
                                                         --------              --------
           Total Current Assets ..................         28,787                32,492

Property and Equipment, Net ......................          2,078                 2,005

Intangible Assets, Net ...........................         37,522                39,744
Other Assets .....................................          4,677                 4,956
                                                         --------              --------

TOTAL ASSETS .....................................       $ 73,064              $ 79,197
                                                         ========              ========


LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:

       Accounts payable ..........................       $  3,327              $  3,195
       Accrued expenses ..........................          6,304                 7,290
                                                         --------              --------

           Total Current Liabilities .............          9,631                10,485
                                                         --------              --------

Due To Sellers Of Acquired Businesses ............            239                   463
                                                         --------              --------

Long Term Debt ...................................         44,856                50,345
                                                         --------              --------


Shareholders' Equity:
       Common stock and paid-in capital ..........         10,804                10,804
       Notes receivable from sales of common stock         (1,204)               (1,204)
       Retained earnings .........................          8,738                 8,304
                                                         --------              --------
Total Shareholders' Equity .......................         18,338                17,904
                                                         --------              --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......       $ 73,064              $ 79,197
                                                         ========              ========





            See Notes to Condensed Consolidated Financial Statements

                          J.B. Williams Holdings, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    Unaudited
                                 (In Thousands)

                                                                       Thirty Nine    Thirty Nine
                                                                          Weeks          Weeks
                                                                          Ended          Ended
                                                                         Sept 30,        Oct 2,
                                                                           2000           1999
                                                                           ----           ----

OPERATING ACTIVITIES:

    Net income (loss) ...........................................       $    434       $   (239)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Amortization of intangibles and debt issuance costs ......          2,654          2,685
       Depreciation and amortization of property and equipment ..            502            437
       Changes in operating assets and liabilities:
           Accounts receivable ..................................          1,714          2,228
           Inventories ..........................................         (5,710)         1,196
           Other current assets .................................            333            150
           Accounts payable .....................................            132         (1,156)
           Accrued expenses and other liabilities ...............           (986)        (3,582)
           Other assets .........................................             90         (2,458)
                                                                        --------       --------
Net Cash Used In Operating Activities ...........................           (837)          (739)
                                                                        --------       --------



INVESTING ACTIVITIES:

    Purchases of property and equipment .........................           (575)          (984)
    Acquisition of trademark and contingent payments ............           (467)          --
                                                                        --------       --------
       Net Cash Used in Investing Activities ....................         (1,042)          (984)
                                                                        --------       --------


FINANCING ACTIVITIES:

    Repayment of Senior Notes ...................................         (5,489)          --
                                                                        --------       --------
       Net Cash Used in Financing Activities ....................         (5,489)          --
                                                                        --------       --------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................         (7,368)        (1,723)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..................         11,113          6,263
                                                                        --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ........................       $  3,745       $  4,540
                                                                        ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION:

    Income taxes paid ...........................................       $     55       $    251
    Interest paid ...............................................       $  5,847       $  6,041




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

       The accompanying unaudited condensed consolidated financial statements as of September 30, 2000 and for the thirteen week and thirty nine week periods ended September 30, 2000 and the thirteen week and thirty nine week periods ended October 2, 1999 have been prepared in accordance with the instructions to Form 10-Q. All adjustments which, in the opinion of the management of the Company, are necessary for a fair presentation of the condensed consolidated financial statements for the thirteen week and thirty nine week periods ended September 30, 2000 and for the thirteen week and thirty nine week periods ended October 2, 1999, have been reflected. All such adjustments are of a normal recurring nature. The September 30, 2000 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 1, 2000 included in the Company's Annual Report on Form 10-K.

       The results of operations for the period ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

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

RESULTS OF OPERATIONS FOR THE THIRTEEN WEEK PERIOD ENDED SEPTEMBER 30, 2000

The following table sets forth certain operating data for the thirteen weeks ended September 30, 2000 and October 2, 1999.


                                               Periods Ended September 30, 2000 and October 2, 1999
                                      -----------------------------------------------------------------------
                                                                    (In Thousands)
                                      Personal Care Products     Health Care Products        Total Company
                                      ----------------------     --------------------        -------------
                                          2000       1999          2000       1999         2000         1999
                                          ----       ----          ----       ----         ----         ----
Net Sales                               $12,047    $14,047       $ 5,975     $6,012      $18,022      $20,059
Cost of Goods Sold                        4,715      5,512         2,219      2,311        6,934        7,823
                                        -------    -------        ------     ------      -------      -------
Gross Margin                              7,332      8,535         3,756      3,701       11,088       12,236
Distribution and Cash Discounts             670        959           419        508        1,089        1,467
Advertising and Promotion                 1,582      2,694         1,153      1,380        2,735        4,074
                                        -------    -------       -------     ------      -------      -------
Brand Contribution                      $ 5,080    $ 4,882       $ 2,184     $1,813        7,264        6,695
                                        =======    =======       =======     ======
Selling, General and Admin. Exp.                                                           2,825        2,723
Depreciation and Amortization                                                              1,035        1,041
                                                                                         -------      -------
Operating Income                                                                           3,404        2,931
Interest Expense, Net                                                                      1,258        1,435
                                                                                         -------      -------
Income Before Income Taxes                                                                 2,146        1,496
Income Tax Provision                                                                         880          613
                                                                                         -------      -------
Net Income                                                                                $1,266      $   883
                                                                                         =======      =======


For the thirteen week period ended September 30, 2000, net sales decreased 10.2% to $18,022,000 from $20,059,000 for the same period in 1999. This decrease is primarily related to lower sales on the San Francisco Soap product line resulting from the absence of any large distribution gains, as realized during this same period in 1999 when the entire line was being re-launched. It also reflects lower sales on the Brylcreem and Lectric Shave brands as a result of distribution losses on non-core items.

For the thirteen week period ended September 30, 2000, cost of goods sold decreased 11.4% to $6,934,000 from $7,823,000 for the same period in 1999. This decrease is primarily related to the lower sales volumes.

For the thirteen week period ended September 30, 2000, distribution expenses and cash discounts decreased 25.8% to $1,089,000 from $1,467,000 for the same period in 1999. This decrease is due to a combination of lower sales volumes and the absence of certain additional expenses incurred during 1999 that were primarily related to order fulfillment and shipping issues on the San Francisco Soap business.

For the thirteen week period ended September 30, 2000, advertising and promotion expenses decreased 32.9% to $2,735,000 from $4,074,000 for the same period in 1999. This decrease reflects the absence of any significant advertising expenditures during this period on both the Aqua Velva and Cepacol businesses. Since media rates were driven up significantly by the demand for media time associated with the 2000 Summer Olympics and the 2000 national elections, the Company chose not to advertise in this period.

For the thirteen week period ended September 30, 2000, selling, general, and administrative expenses increased 3.7% to $2,825,000 from $2,723,000 for the same period in 1999. Most of this increase is related to generally higher levels of salaries and management consulting expenses partially offset by lower broker commission payments associated with the decline in net sales.

For the thirteen week period ended September 30, 2000, depreciation and amortization of $1,035,000 is slightly lower versus the $1,041,000 expensed for the same period in 1999.

For the thirteen week period ended September 30, 2000, interest expense, net of interest income, decreased 12.3% to $1,258,000 from $1,435,000 for the same period in 1999. A repurchase by the Company, in May 2000, of $5,489,000 in outstanding principal amount of its Senior Notes, resulted in an overall net decrease in interest expense.

For the thirteen week period ended September 30, 2000, the Company recorded income tax expense of $880,000 versus $613,000 for the same period in 1999. The effective tax rate was 41% for both interim periods.

Results of Operations for the Thirty Nine Week Period Ended September 30, 2000

The following table sets forth certain operating data for the thirty nine weeks ended September 30, 2000 and October 2, 1999.


                                                Periods Ended September 30, 2000 and October 2, 1999
                                      -------------------------------------------------------------------------
                                                                      (In Thousands)
                                      Personal Care Products       Health Care Products        Total Company
                                      ----------------------       --------------------        -------------
                                         2000         1999            2000       1999        2000         1999
                                         ----         ----            ----       ----        ----         ----
Net Sales                               $30,415     $33,931         $14,705     $15,825     $45,120     $49,756
Cost of Goods Sold                       10,908      12,969           5,569       6,119      16,477      19,088
                                        -------     -------         -------     -------     -------     -------
Gross Margin                             19,507      20,962           9,136       9,706      28,643      30,668
Distribution and Cash Discounts           1,793       2,581           1,132       1,495       2,925       4,076
Advertising and Promotion                 5,656       7,751           3,654       3,452       9,310      11,203
                                        -------     -------         -------     -------     -------     -------
Brand Contribution                      $12,058     $10,630         $ 4,350     $ 4,759      16,408      15,389
                                        =======     =======         =======     =======
Selling, General and Admin. Exp.                                                              8,644       8,282
Depreciation and Amortization                                                                 3,155       3,122
                                                                                            -------     -------
Operating Income                                                                              4,609       3,985
Interest Expense, Net                                                                         3,873       4,390
                                                                                            -------     -------
Income (Loss) Before Income Taxes                                                               736        (405)
Income Tax Provision (Benefit)                                                                  302        (166)
                                                                                            -------     -------
Net Income (Loss)                                                                           $   434       $(239)
                                                                                            =======     =======

For the thirty-nine week period ended September 30, 2000, net sales decreased 9.3% to $45,120,000 from $49,756,000 for the same period in 1999. This decrease is primarily due to lower sales of the Cepacol cough/cold products caused by an abrupt end to the cough/cold season as compared to 1999, lower sales on the San Francisco Soap product line resulting from the absence of any large distribution gains, as realized during this same period in 1999 when the entire line was being re-launched and the Company's decision to not offer a gift set program for the 2000 Mothers Day season.

For the thirty-nine week period ended September 30, 2000, cost of goods sold decreased 13.7% to $16,477,000 from $19,088,000 for the same period in 1999. This decrease is directly linked to the Company's lower sales volumes combined with generally lower manufacturing costs on the San Francisco Soap products. During 1999, the San Francisco Soap business incurred certain one-time expenses associated with the shutdown of the gift set and special pack assembly operation that the Company operated during 1998 and with the March 1999 re-launch of the entire San Francisco Soap product line.

For the thirty-nine week period ended September 30, 2000, distribution expenses and cash discounts decreased 28.2% to $2,925,000 from $4,076,000 for the same period in 1999. This decrease is due to lower sales volumes and the absence of certain additional expenses incurred during 1999 that were primarily related to order fulfillment and shipping issues on the San Francisco Soap business.

For the thirty-nine week period ended September 30, 2000, advertising and promotion expenses decreased 16.9% to $9,310,000 from $11,203,000 for the same period in 1999. This overall reduction in marketing support reflects program savings associated with the San Francisco Soap business, which incurred significant expenses during this period of time in 1999 associated with the re-launch of the brand and with the 1999 Mothers Day gift set program.

For the thirty-nine week period ended September 30, 2000, selling, general, and administrative expenses increased by 4.4% to $8,644,000 from $8,282,000 for the same period in 1999. This increase reflects somewhat higher staffing levels and consulting expenses during this period of 2000 versus the same period in 1999.

For the thirty-nine week period ended September 30, 2000, depreciation and amortization of $3,155,000 increased slightly from $3,122,000 for the same period in 1999.

For the thirty-nine week period ended September 30, 2000, interest expense, net of interest income, decreased 11.8% to $3,873,000 from $4,390,000 for the same period in 1999. Generally higher levels of cash yielded a corresponding increase in interest income and combined with lower interest expense, as a result of the repurchase by the Company of $5,489,000 in outstanding principal amount of its Senior Notes, resulted in an overall net decrease in interest expense.

For the thirty-nine week period ended September 30, 2000, an income tax provision of $302,000 was recorded compared with an income tax benefit of $166,000 recorded during the same period in 1999. The effective tax rate was 41% for both interim periods.

LIQUIDITY AND CAPITAL RESOURCES

The following chart summarizes the net funds provided by and/or used in operating, financing and investing activities for the periods ended September 30, 2000 and October 2, 1999 (in thousands).

                                                         Period Ended
                                                 Sept 30,2000       Oct 2,1999

Net cash used in operating activities              $  (837)          $  (739)
Net cash used in investing activities               (1,042)             (984)
Net cash used in financing activities               (5,489)               -
                                                   --------          --------
Decrease in cash and cash equivalents              $(7,368)          $(1,723)

The principal adjustments to reconcile net income of $434,000 for the period ended September 30, 2000 to net cash used in operating activities of $837,000 are depreciation and amortization of $3,156,000, offset by a net increase in working capital requirements of $4,427,000. The working capital increase is primarily linked to higher levels of inventory and lower levels of accruals partially offset by lower accounts receivable balances.

Capital expenditures, which were $575,000 for the nine months ended September 30, 2000, are generally not significant in the Company's business. Except for funds previously identified for certain packaging improvements and computer system upgrades, the Company currently has no material commitments for future capital expenditures.

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

NEW ACCOUNTING PRONOUNCEMENTS

In 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which establishes accounting and reporting standards for derivative instruments and hedging activities. FAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (FAS 138), an amendment of FAS 133. J.B. Williams Holdings, Inc. historically has made limited, if any, use of derivative instruments and financial hedges to reduce its exposure to exchange rate risk on foreign source income and purchases. FAS 133 as amended under FAS 138 is effective for fiscal years beginning after December 15, 2000. The Company does not expect this statement to have a significant impact on the results of operations or financial position and related disclosure requirements.

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB
101) which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101B issued in June 2000 delayed the effective date of SAB 101 to the fourth quarter of 2000. J.B. Williams Holdings, Inc. is required to adopt SAB 101 in the fourth quarter of 2000 (retroactive to January 1, 2000). Management does not expect SAB 101 to have a material effect on J.B. Williams Holdings, Inc.'s financial position or results of operations and related disclosure requirements.

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

                                               J.B. WILLIAMS HOLDINGS, INC.

Date:    November 13, 2000                     /s/ Kevin C. Hartnett
         -----------------                     --------------------------------
                                               Name:   Kevin C. Hartnett
                                               Title:  Vice President and
                                                       Chief Financial Officer

Qtr900