Form 10-K405
period 2000-12-30
WILLIAMS J B HOLDINGS INC
filed 2001-03-30
CIK 929651

F O R M 10 - K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the Fiscal Year Ended December 30, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from                      to
                               --------------------    --------------------
Commission file number       33-83734
                      ----------------------

                          J.B. WILLIAMS HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                 06-1387159
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
              or organization)                               Number)

             65 Harristown Road
            Glen Rock, New Jersey                             07452
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:       (201) 251-8100

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

       Yes             No   X
          -------        -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 28, 2001: $89,515.00

Number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding as of March 28, 2001: 10,000

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

The Company and its subsidiaries are engaged in the marketing, sales and distribution of personal and health care products. The Company's personal care products (constituting one of the Company's industry segments) are Aqua Velva(R) men's grooming products, Brylcreem(R) hair care preparations, Total Hair Fitness men's shampoos and conditioners, Lectric Shave(R) pre-shave lotions, Williams(R) Mug Shaving Soap and San Francisco Soap Company specialty bath items. During 2000, 1999, and 1998 the personal care products represented 65%, 67% and 70% of the consolidated revenues of the Company, respectively. The Company's health care products (constituting the Company's other industry segment) are Cepacol(R) mouthwash, Cepacol(R) throat liquids, Cepacol(R) throat lozenges and Cepacol(R) Viractin(R) cold sore and fever blister medication. During 2000, 1999, and 1998 the health care products represented 35%, 33% and 30% of the consolidated revenues of the Company, respectively. (References herein to "1999" are to the Company's fiscal year ended January 1, 2000.) The Company's U.S. products are distributed through a network of independent brokers, covering all fifty states. In Canada, the Company has had an arrangement since 1993 with GlaxoSmithKline Consumer Healthcare for the sale and distribution of all of the Company's Canadian products. The Company's brokers and GlaxoSmithKline Consumer Healthcare are compensated for their services by the Company on a commission basis. Either the Company or the broker may terminate their relationship upon 30 days' notice (6 months in the case of GlaxoSmithKline Consumer Healthcare).

The primary market for the Company's products is the general public throughout the United States, Canada and Puerto Rico. The products are distributed through retail accounts, with the Company's largest account, Wal*Mart, accounting for 21% of the Company's net sales in 2000. Wal*Mart makes its purchasing decisions on a centralized basis. Although the Company believes its relationship with Wal*Mart to be very good, should Wal*Mart significantly reduce its volume of purchases from the Company, cash flow and net income would be adversely affected and replacing such sales would be difficult.

The Company does not have formal arrangements for the purchase and sale of its products with its major customers, except for pricing arrangements pursuant to which the Company has set predetermined prices for its products. The Company's net sales fluctuate from month to month due to the timing of purchases as well as to price discounts offered to certain of the Company's customers. Prior to 1997, the Company's net sales had not demonstrated significant seasonal variation; however, sales since then have been strongly impacted by shipments during the September/December holiday period of San Francisco Soap Company gift set products. The Company's products are sold in highly competitive markets, with the Company's principal competitors being Procter & Gamble (personal care products and health care products), Colgate-Palmolive Company (personal care products and health care products),

GlaxoSmithKline Consumer Healthcare (health care products) and Warner-Lambert Co. (health care products). Many of the Company's major competitors are significantly larger than the Company in terms of sales force, sales volume, product selection and product support resources. These competitors also have significantly greater access to capital, marketing and advertising resources than the Company. In addition, the leverage that some of these competitors derive from the significance of their other products with key retailers may allow their competing products to obtain shelf space at the expense of the Company's products. Management believes that, although the industry is highly competitive, competition among brand name products has traditionally been based on factors other than price, such as brand recognition and loyalty, retail distribution and product features.

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

The Company's trademarks "Aqua Velva", "Lectric Shave", "Brylcreem", "Total Hair Fitness", "Williams Mug Shaving Soap", "Cepacol", "Viractin" and "San Francisco Soap Company" have been registered with the United States Patent and Trademark Office and under the Canadian Trademark Act. The Company considers these trademarks to be the most important assets of the business.

As of December 30, 2000, the Company had 48 employees, all of which are non-union. The Company considers its relationship with its employees to be good.

Financial information about the Company's industry segments and about geographic areas for 2000, 1999 and 1998 is included in Note 12 to the Company's consolidated financial statements which are filed as part of this report.

ITEM 2.  PROPERTIES

The Company maintains its executive offices in Glen Rock, New Jersey, in leased office space of approximately 15,000 square feet. The lease on the property expires in July, 2001. The Company also uses public warehouse and distribution facilities in Plainfield, Indiana and Sparks, Nevada.

ITEM 3.  LEGAL PROCEEDINGS

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the equity securities of the Company. The Company's equity securities are held by twelve owners of record. The Company has not declared any cash dividends on its common equity for the two most recent fiscal years and does not currently intend to declare any such cash dividends for the foreseeable future. In addition, the Indenture under which the Company's $55,000,000 12% Senior Notes due 2004 were issued contains restrictions on the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA (IN THOUSANDS)

The financial and operating data set forth on the following page as of December 30, 2000, January 1, 2000, December 31, 1998, 1997 and 1996 and for the fifty two weeks ended December 30, 2000 and January 1, 2000 and the years ended December 31, 1998, December 31, 1997 and December 31, 1996, are derived from, and should be read in conjunction with the consolidated financial statements of the Company and related notes thereto.

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

The cost of the Viractin business was approximately $4,692,000 of which $550,000 was allocated to the fair value of the tangible assets acquired and $4,142,000 was allocated to intangibles. The cost of the San Francisco Soap Company business was approximately $11,704,000 of which $7,740,000 was allocated to the fair value of tangible assets acquired and $3,964,000 was allocated to intangibles. (In both of these transactions there are additional contingent payments tied to annual net sales during the five-year period following each respective closing date. During 2000, additional payments of $202,000 and $311,000 were paid relating to the Viractin and San Francisco Soap acquisitions, respectively.) The cost of the Cepacol (Canada) business was approximately $1,490,000, all of which was allocated to intangibles.

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

Selected Financial Data
(In Thousands)

                                                            J.B. Williams Holdings, Inc.
                                                            ----------------------------
                                                                 Fiscal Years Ended
                                        -------------------------------------------------------------------
                                                   December 31,                   January 1,  December 30,
                                        ------------------------------------      ----------  ------------
                                          1996         1997           1998          2000(2)      2000
                                          ----         ----           ----          -------      ----
Income Statement Data:
----------------------
Net Sales .........................     $ 48,283     $ 63,868       $ 76,106       $ 72,925     $ 67,388
Cost of Goods Sold ................       14,206       23,555(1)      31,294         28,259       24,485
                                        --------     --------       --------       --------     --------
Gross Profit ......................       34,077       40,313         44,812         44,666       42,903
Advertising .......................        3,241        4,134          3,933          2,203        1,735
Promotion .........................        7,412       10,555         13,351         12,885       11,347
Distribution and Cash Discounts ...        3,683        5,100          5,884          4,985        4,240
                                        --------     --------       --------       --------     --------
Brand Contribution ................       19,741       20,524         21,644         24,593       25,581
Selling, General and Administrative
   Expenses .......................        7,452       10,248         10,520         11,400       11,781
Depreciation and Amortization .....        4,580        4,887          4,176          4,207        4,133
Other (Income)/Expense(3) .........         --           (750)          --            2,760         --
Interest Expense, Net .............        5,231        5,200          5,957          5,827        5,115
                                        --------     --------       --------       --------     --------
Income Before Income Taxes ........        2,478          939            991            399        4,552
Provision for Income Taxes ........        1,015          366            410            164        1,770
                                        --------     --------       --------       --------     --------
Net Income ........................     $  1,463     $    573       $    581       $    235     $  2,782
                                        ========     ========       ========       ========     ========

Balance Sheet Data:
-------------------
Cash ..............................      $21,201     $  7,375       $  6,263       $ 11,113     $ 12,770
Working Capital ...................       23,555       18,404         22,241         22,901       24,161
Intangible Assets, Net.............       39,222       45,692         42,638         39,744       36,896
Total Assets ......................       76,795       81,471         80,162         79,222       77,372
Total Debt ........................       50,345       50,345         50,345         50,345       44,856
Shareholders' Equity ..............       16,515       17,088         17,669         17,904       20,686

--------------------------------
Notes to Selected Financial Data

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

General
-------

The Company, through its subsidiaries, distributes and sells personal care and health care products in the United States, Canada and Puerto Rico.

On March 16, 1994, the Company offered and sold $55.0 million 12% Senior Notes due 2004 which were issued pursuant to an indenture (the "Senior Notes"). The Company applied a portion of the net proceeds from such sale to the repayment in full of approximately $33.0 million of indebtedness to SmithKline Beecham Corporation ("SKB") incurred in connection with the 1993 acquisition of the mens personal care products business. The Company also used approximately $16.3 million of such net proceeds, together with a $2.0 million cash equity contribution by its primary shareholder, to pay the purchase price for the 1994 acquisition of the Cepacol health care products business.

Commencing January 1, 1999, the Company changed its annual fiscal year to a fifty-two week period consisting of four thirteen week interim periods with the fiscal year ending on January 1, 2000. The change did not materially impact reported results of operations through the fifty-two week period of fiscal 1999.

Results of Operations
---------------------

The following table sets forth certain financial data for the Company for the fifty-two week periods ended December 30, 2000 and January 1, 2000 and for the calendar year ended December 31, 1998.

                                                                           Fiscal Years Ended
                                                 ----------------------------------------------------------------------
                                                     December 31,              January 1,             December 30,
                                                         1998                    2000                     2000
                                                         ----                    ----                     ----
                                                                          (Dollars in thousands)
                                                             (Percentages represent percent of net sales)
Net Sales ..................................     $76,106         100%     $72,925         100%     $67,388         100%
Cost of Goods Sold .........................      31,294          41       28,259          39       24,485          36
                                                 -------     -------      -------     -------      -------     -------

Gross Profit ...............................      44,812          59       44,666          61       42,903          64
Advertising  and Promotion .................      17,284          23       15,088          20       13,082          20
Distribution and Cash Discounts ............       5,884           8        4,985           7        4,240           6
                                                 -------     -------      -------     -------      -------     -------

Brand Contribution .........................      21,644          28       24,593          34       25,581          38

Selling, General and Administrative Expenses      10,520          14       11,400          15       11,781          17
Depreciation and Amortization ..............       4,176           5        4,207           5        4,133           6
Other Expense ..............................        --          --          2,760           4         --          --
Interest Expense, Net ......................       5,957           8        5,827           8        5,115           8
Provision for Income Taxes .................         410           1          164           2        1,770           3
                                                 -------     -------      -------     -------      -------     -------

Net Income .................................     $   581           1%     $   235        --        $ 2,782           4%
                                                 =======     =======      =======     =======      =======     =======

Fiscal 2000 Compared to Fiscal 1999
-----------------------------------

Net sales decreased 7.6% to $67.4 million in 2000 from $72.9 million in 1999. This decrease is primarily due to lower sales of the San Francisco Soap product line resulting from the absence of any large distribution gains, as realized during 1999 when the entire line was being re-launched, and the Company's decision to not offer a gift set program for the 2000 Mothers Day season and to scale back the 2000 holiday gift program.

Cost of goods sold decreased 13.4% to $24.5 million in 2000 from $28.3 million in 1999. This decrease is caused by a combination of the lower sales volumes and generally lower manufacturing costs on the San Francisco Soap products. Overall cost of goods on the San Francisco Soap business improved from 62.8% of net sales in 1999 to 60.1% of net sales in 2000 reflecting an improved sales mix and the elimination of certain one-time expenses associated with the March 1999 re-launch of the entire San Francisco Soap product line.

Advertising and promotion expenses decreased 13.3% to $13.1 million in 2000 from $15.1 million in 1999. Most of this decrease is related to lower overall marketing support behind the San Francisco Soap business. During 2000, the entire San Francisco Soap business was evaluated and rationalized and many previous marketing support elements were either eliminated or modified in an attempt to improve brand profitability.

Distribution and cash discounts decreased 14.9% to $4.2 million in 2000 from $5.0 million in 1999. This decrease is related to a combination of lower sales volumes and to significant improvements in the operation of our distribution network. During 2000, the Company focussed on improving our overall order fill rate by eliminating out of stock issues. This emphasis resulted in significantly lower freight costs, customer fines and other distribution related expenses.

Selling, general and administrative expenses increased 3.3% to $11.8 million in 2000 from $11.4 million in 1999. This increase reflects slightly higher staffing levels and an increase in outside consulting expenses during 2000 partially offset by lower broker commission payments resulting from the lower sales volume.

Interest expense, net, decreased 12.2% to $5.1 million in 2000 from $5.8 million in 1999. Generally higher levels of cash yielded a corresponding increase in interest income and combined with lower interest expense, as a result of the repurchase by the Company of $5.5 million in outstanding principal of its Senior Notes, resulted in an overall net decrease in interest expense.

Provision for income taxes was $1.8 million in 2000 versus a provision of $.2 million in 1999. The effective rate was 39% for 2000 versus 41% for 1999.

Fiscal 1999 Compared to Fiscal 1998
-----------------------------------

Net sales decreased 4.2% to $72.9 million in 1999 from $76.1 million in 1998. This decrease is primarily due to lower sales of the Total Hair Fitness line of shampoos and conditioners for men that were introduced during 1998. Excluding this product line, sales of all other personal and oral care products were down approximately .8% versus 1998, with most of this decrease related to lower sales of San Francisco Soap gift sets. During 1999 the Company established certain financial criteria that limited the volume potential associated with the holiday gift set business.

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

Selling, general and administrative expenses increased 8.4% to $11.4 million in 1999 from $10.5 million in 1998. This increase reflects generally higher levels of staffing and related expenses, associated with the San Francisco Soap business, during the course of 1999 versus 1998.

Depreciation and amortization remained essentially unchanged from 1998 amounts at $4.2 million in 1999.

Other expenses of $2.8 million were realized in 1999. In November 1999 the Company received notice that it had lost its arbitration related to a contract dispute concerning the Cepacol ColdCare lozenges. The legal settlement and related costs aggregated approximately $2.8 million, all of which has been paid.

Interest expense, net, decreased 2.2% to $5.8 million in 1999 from $6.0 million in 1998.

Provision for income taxes was $.2 million in 1999 versus a provision of $.4 million in 1998. The effective rate was 41% for both 1999 and 1998.

Liquidity and Capital Resources
-------------------------------

The following chart summarizes the net funds provided by and/or used in operating, financing and investing activities for the fifty-two week periods ended December 30, 2000 and January 1, 2000 (in thousands).

                                                       Fiscal Years Ended
                                                    -------------------------
                                                    January 1,   December 30,
                                                    ----------   ------------
                                                       2000          2000
                                                     -------       -------

Net cash provided by operating activities .....      $ 6,725       $ 8,072
Net cash used in investing activities .........       (1,673)         (711)
Net cash used in financing activities .........         (202)       (5,704)
                                                     -------       -------
Increase in cash and cash equivalents .........      $ 4,850       $ 1,657
                                                     =======       =======

The principal adjustments to reconcile net income of $2.8 million for 2000 to net cash provided by operating activities of $8.1 million are depreciation and amortization of $4.1 million combined with a net decrease in working capital requirements of $1.1 million.

The principal adjustments to reconcile net income of $.2 million for 1999 to net cash provided by operating activities of $6.7 million are depreciation and amortization of $4.2 million combined with a net decrease in working capital requirements of $2.3 million.

Capital expenditures, which were $.4 million in 2000 and $1.3 million in 1999, are generally not significant in the Company's business. Aside from approximately $.5 million that the Company has budgeted for new mouthwash bottle molds, the Company currently has no material commitments for future capital expenditures.

Management believes that inflation does not presently have a significant impact on the Company's results of operations.

As a result of the Senior Notes, the Company had $50.3 million of total debt outstanding as of January 1, 2000. Pursuant to the terms of the Senior Notes, on April 12, 2000, the Company made an offer to purchase from the holders thereof, on a pro rata basis, an aggregate principal amount of Senior Notes equal to the Company's Free Cash Flow (as defined in the indenture for the Senior Notes) at the purchase price equal to 100% of the principal amount of the Senior Notes plus accrued interest. Pursuant to this offer, on May 16, 2000, the Company purchased Senior Notes from certain holders thereof for an aggregate of $5,489,000 and reduced total debt outstanding to $44.9 million as of December 30, 2000. The Company is currently exploring the redemption of the Senior Notes and may redeem the Senior Notes prior to maturity, according to the terms of the indenture.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements and the related Reports of Independent Auditors appear on pages F-2 to F-16. See Index to Financial Statements, page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following tables list the directors and executive officers of the Company and J.B. Williams, the wholly owned subsidiary through which the Company's operations are conducted.

J.B. Williams Holdings, Inc.
----------------------------
Name                             Age            Office(s) Held
----                             ---            --------------

Hendrik J. Hartong, Jr.          61             Director, Chairman

Richard T. Niner                 61             Director, Vice President

Dario U. Margve                  44             Director, President and CEO

Kevin C. Hartnett                50             Vice President Finance and
                                                    Administration and Secretary

C. Alan MacDonald                68             Director

Carl G. Anderson, Jr.            56             Director

John T. Gray                     65             Director


J. B. Williams Company, Inc.
----------------------------

Hendrik J. Hartong, Jr.          61             Director, Chairman

Richard T. Niner                 61             Director

Dario U. Margve                  44             President and CEO

Kevin C. Hartnett                50             Vice President Finance and
                                                    Administration and Secretary

Robert G. Sheasby                49             Vice President and President of
                                                    San Francisco Soap Company

Jeffrey L. Bower                 49             Vice President Operations

D. John Dowers                   41             Vice President Sales and
                                                    Marketing

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

Richard T. Niner - Mr. Niner has been a member of the Board of Directors of each of the Company and J.B. Williams since their organization and has served as Vice President of the Company since its organization. Since 1988, Mr. Niner has been a General Partner of Brynwood Partners II L.P., an investment management firm based in Greenwich, Connecticut, and since January 1999 Mr. Niner has been a Partner at Wind River Associates, L.P., a private investment firm in Stamford, Connecticut. Mr. Niner is also a director of Arrow International, Inc., Case, Pomeroy & Company, Inc. and Hurco Companies, Inc. Mr. Niner graduated from the Harvard Graduate School of Business Administration in 1964, and Princeton University in 1961.

C. Alan MacDonald - Mr. MacDonald has been a member of the Company's Board of Directors since March, 1994. Mr. MacDonald is President of The Club Management Co., LLC, consultants in golf club mangement. Prior to assuming this position, Mr. MacDonald was Managing Director of The Directorship Group, Inc., consultants in corporate governance and executive search; and was General Partner of The Marketing Partnership, Inc. He was associated with the Noel Group and Lincoln Snacks Company. Mr. MacDonald was formerly President and CEO of Nestle Foods Corporation in Purchase, New York, a position he held from 1983 to 1991. Prior to that he had been President of The Stouffer Frozen Foods Co. Mr. MacDonald is also director of Lord, Abbett & Co., a manager of mutual funds, Fountainhead Water Company, a producer of bottled water, CARESIDE, Inc., designer, manufacturer and marketer of diagnostic test products, and Lincoln Snacks Company. He is a former director and past chairman of the executive committee of American Maize Products Co. Mr. MacDonald graduated from Cornell University in 1955 with a B.S. in Hotel Administration.

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

Robert G. Sheasby - Mr. Sheasby began his employment with J.B. Williams in October, 1994. Mr. Sheasby was a partner of and marketing consultant to Creative Options, a marketing, new products and communications consultant, from 1993 until he joined J.B. Williams, and Vice President of Marketing for Tulip/Polymerics, Inc. from 1991 to 1993. Mr. Sheasby was Vice President, Marketing for Cheesebrough-Ponds USA from 1989 to 1991. Mr. Sheasby also held various positions with Bristol-Myers Co. and Lever Brothers Co. He received his B.S. in Marketing and his B.S. in Advertising from Syracuse University in 1973.

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

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Because the Company's Common Stock is not registered under the Securities Exchange Act of 1934, none of the Company's directors, officers or stockholders is obligated to file reports of beneficial ownership of the Company's Common Stock under such Act.

ITEM 11.  EXECUTIVE COMPENSATION

Employment Contracts
--------------------

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

Summary Compensation Table
--------------------------

The following table sets forth the compensation paid by J.B. Williams for the last three fiscal years to its chief executive officer and each of the other four most highly compensated executive officers whose total cash compensation exceeded $100,000 for the fifty-two week period ended December 30, 2000. The dollar value of perquisites and other personal benefits for each of the named individuals was less than established reporting thresholds.

                                                                                      Shares
                                                                                    Underlying    All Other
                                                        Annual Compensation           Options   Compensation(2)
                                                  -------------------------------     -------   ---------------
       Name and Principal Position                Year      Salary       Bonus(1)
       ---------------------------                ----      ------       -----

Dario U. Margve, President and CEO ..........     2000     $241,000     $175,000         --       $  6,520
of the Company and J.B. Williams ............     1999      230,000      143,000         --          6,900
                                                  1998      220,000       50,000         --          6,600

Kevin C. Hartnett, Vice President- ..........     2000     $159,800     $112,000         --       $  4,794
Finance and Administration of the Company ...     1999      152,900       95,000         --          4,587
and J.B. Williams ...........................     1998      146,300       35,000         --          4,389

Robert G. Sheasby, Vice President of J. B ...     2000     $166,100     $ 85,000         --       $  5,063
Williams and President of San Francisco .....     1999      166,100       85,000         --          4,983
Soap Company ................................     1998      158,900       30,000         --          4,767

Jeffrey L. Bower, Vice President - Operations     2000     $130,000     $ 70,000         --       $  3,900
of J.B. Williams ............................     1999      120,500       65,000         --          3,615
                                                  1998      120,500         --           --          3,615

D. John Dowers, Vice President - Sales and ..     2000     $176,900     $124,000         --       $  5,238
Marketing of J.B. Williams ..................     1999      169,300       95,000         --          5,079
                                                  1998      162,000       35,000         --          4,860


(1)  Bonuses reflected for 2000 were paid in 2001.

(2)  Represents contributions made by J.B. Williams pursuant to a 401(k) plan.

Stock Option Grants for Year Ended December 30, 2000
----------------------------------------------------

There were no option grants during the fiscal year ended December 30, 2000 to any of the officers named in the Summary Compensation Table.

Board  of  Directors  Interlocks  and  Insider   Participation  in  Compensation
Decisions
--------------------------------------------------------------------------------

Neither the Company nor J.B. Williams has a compensation committee. No compensation is paid to any executive officer of the Company. Decisions with respect to executive compensation for officers of J.B. Williams are made by the Board of Directors of J.B. Williams. None of the members of the Board of Directors of J.B. Williams received any compensation in 2000 or previously as an officer or employee of J.B. Williams.

Report of Board of Directors on Executive Compensation
------------------------------------------------------

The Board of Directors of J.B. Williams reviews and approves the annual compensation of J.B. Williams' executive officers, as well as J. B. Williams' policies and practices with respect to compensation of other management personnel.

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

In reviewing the compensation of J.B. Williams' executive officers for possible increases in base salary and for bonus awards, the Board of Directors considers
(i) the levels of executive compensation paid in the industry, (ii) J. B. Williams' earnings and profit margin (operating income as a percentage of revenues), both in absolute terms as well as in relation to budget forecasts, and compared to results for prior years, and (iii) the extent to which J. B. Williams has achieved or exceeded its goals for the year. No specific weight is accorded to any single factor and the different factors may be accorded greater or lesser weight in particular years or for particular officers.

The base compensation of J.B. Williams' chief executive officer for 2000 was determined at the beginning of that year in light of all of the foregoing factors as applied to the CEO's performance in 1999. His bonus for 2000 was determined in 2001 in light of these same factors as applied to his performance in 2000.

                                      By the Board of Directors of J.B. Williams

                                      Hendrik J. Hartong, Jr.
                                      Richard T. Niner

Compensation of Directors
-------------------------

A director who is not an employee or officer of the Company or any of its subsidiaries is paid a fee of $2,000 per calendar quarter for serving as a director of the Company, and $1,000 for attendance per meeting. Directors of the Company and any of its subsidiaries are reimbursed for their out-of-pocket expenses incurred in connection with their service as directors, including travel expenses.

Stock Performance Graph
-----------------------

The Company's Common Stock has never traded publicly. For this reason, a graph indicating the relative performance of the Company's Common Stock price to other standard measures has not been included since it would provide no meaningful information.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 10, 2001, the beneficial security ownership of (a) any person who is known to the registrant to be the beneficial owner of more than five percent of the Company's voting securities, together with any such person's address, (b) the directors of the Company, (c) each of the executive officers named in the Summary Compensation Table, and (d) the directors and executive officers of the Company as a group.

                                                       Amount and Nature        Percent of
Title of Class       Beneficial Owner               of Beneficial Ownership      Class(1)
--------------       ----------------               -----------------------      --------

Common Stock         Brynwood Partners II L.P.
                     Two Soundview Drive
                     Greenwich, CT 06830                9,000 shares(1)             90%

Common Stock         Hendrik J. Hartong, Jr.            9,000 shares(2)             90%

Common Stock         Richard T. Niner                   9,000 shares(3)             90%

Common Stock         Dario U. Margve                    350 shares                3.50%

Common Stock         Kevin C. Hartnett                  175 shares                1.75%

Common Stock         Robert G. Sheasby                  175 shares                1.75%

Common Stock         D. John Dowers                     150 shares                1.50%

Common Stock         Jeffrey L. Bower                   100 shares                1.00%

Common Stock         All directors and executive
                     officers as a group (10 persons)   950 shares(4)             9.50%

-----------------------------

(1) 90% of the Company's issued and outstanding common stock is owned beneficially and of record by Brynwood Partners II L.P. ("Brynwood").

(2) Consists of 9,000 shares owned by Brynwood. Mr. Hartong is a general partner of Brynwood Management II L.P., which serves as general partner of Brynwood. Together with Mr. Niner, Mr. Hartong has voting and investment power over these shares. Mr. Hartong's address is c/o Brynwood Partners, Two Soundview Drive, Greenwich, CT 06830.

(3) Consists of 9,000 shares owned by Brynwood. Mr. Niner is a general partner of Brynwood Management II L.P., which serves as general partner of Brynwood. Together with Mr. Hartong, Mr. Niner has voting and investment power over these shares. Mr. Niner's address is c/o Brynwood Partners, Two Soundview Drive, Greenwich, CT 06830.

(4) Does not include for Mr. Hartong or Mr. Niner the 9,000 shares owned by Brynwood which is reflected as being beneficially owned by such directors in the chart.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company pays a monthly fee of $25,000 to Brynwood Management II L.P. for management and consulting services. Such payments aggregated $300,000 in 2000. Messrs. Hartong and Niner, who are directors of the Company, are the General Partners of Brynwood Management II L.P.


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

(2)(iii) Agreement dated as of December 16, 1992, between SmithKline Beecham Corporation, SmithKline Beecham Consumer Brands Inc., Beecham (NJ) Inc. and J.B. Williams (incorporated by reference to Exhibit (2)(iii) to the Registration Statement).

(2)(iv) Asset Purchase Agreement dated as of August 6, 1997, by and between J.B. Williams and Avalon Natural Cosmetics, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K filed on October 31, 1997 (Commission File No. 33-83734)).

(2)(v) Asset Purchase Agreement between CEP and Virotex Corporation dated as of July 10, 1997 (incorporated by reference to Exhibit 2(v) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 33-83734)).

(2)(vi) Asset Purchase Agreement between J.B. Williams and Hoechst Marion Roussel Canada, Inc. (incorporated by reference to
                  Exhibit 2(vi) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 33-83734)).

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

(4)(iii) $5,000,000 Credit Facility dated as of August 29, 1997, between the Company and The Bank of New York, including the Master Promissory Note as of the same date (incorporated by reference to Exhibit 4(iii) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 33-83734)).

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

(10)(iii)(A)(5)   Employment Agreement dated as of October 19, 1994 between J.B.
                  Williams and Robert G. Sheasby  (incorporated  by reference to
                  Exhibit (10)(iii)(A)(6) to the Registrant's 1994 Annual Report on Form 10-K (Commission File No. 33-83734)).

(10)(iii)(A)(5)   Employment  Agreement  dated as of May 12, 1995  between J. B.
                  Williams and D. John Dowers.

(21) Subsidiaries of the Company (incorporated by reference to Exhibit (21) to the Registration Statement).

(24) Powers of Attorney for directors and certain officers of the Company.


(b) Reports on Form 8-K
           -  None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       J.B. WILLIAMS HOLDINGS, INC.
                                       -------------------------------------
                                       (Registrant)


                                       By: /s/ DARIO U. MARGVE
                                       -------------------------------------
                                       Dario U. Margve, President and CEO


Date: March 28, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                  TITLE

/s/ DARIO U. MARGVE        President, CEO and Director           March 28, 2001
-------------------        (principal executive officer)
DARIO U. MARGVE

/s/ KEVIN C. HARTNETT      Vice President, Finance and           March 28, 2001
---------------------      Administration (principal
KEVIN C. HARTNETT          financial and accounting officer)


NAME                       TITLE

HENDRIK J. HARTONG, JR.    Director          :    By /s/ KEVIN C. HARTNETT
                                                     ----------------------
                                             :       Kevin C. Hartnett
RICHARD T. NINER           Director          :       As Attorney-in-Fact
                                             :       Date: March 28, 2001

C. ALAN MACDONALD          Director          :   and

CARL G. ANDERSON, JR.      Director          :    By /s/ DARIO U. MARGVE
                                                        -------------------
                                             :          Dario U. Margve
JOHN T. GRAY               Director          :          As Attorney-in-Fact
                                             :          Date: March 28, 2001

     J.B. WILLIAMS HOLDINGS, INC.

     Independent Auditors' Report
     ----------------------------

     Consolidated Financial Statements
     ---------------------------------
     December   30,   2000  and  January  1,  2000
     Fifty-Two  Weeks Ended
     December  30,  2000 and  January 1, 2000
     Year Ended December 31, 1998

J.B. WILLIAMS HOLDINGS, INC.

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                            Page

INDEPENDENT AUDITORS' REPORT                                                  1

FINANCIAL  STATEMENTS AS OF DECEMBER 30, 2000 AND JANUARY 1,
     2000 AND FOR THE  FIFTY-TWO  WEEKS ENDED  DECEMBER  30,
     2000 AND  JANUARY 1, 2000 AND THE YEAR  ENDED  DECEMBER
     31, 1998:

     Consolidated Balance Sheets as of December 30, 2000 and
          January 1, 2000                                                     2

     Consolidated Statements of Income and Retained Earnings
          for the  Fifty-Two  Weeks Ended  December 30, 2000
          and  January 1, 2000 and the Year  Ended  December
          31, 1998                                                            3

     Consolidated Statements of Cash Flows for the Fifty-Two
          Weeks Ended  December 30, 2000 and January 1, 2000
          and the Year Ended December 31, 1998                                4

     Notes to Consolidated Financial Statements                             5-14

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholder
J. B. Williams Holdings, Inc.

We have audited the accompanying consolidated balance sheets of J. B. Williams Holdings, Inc. and subsidiaries (the "Company") as of December 30, 2000 and January 1, 2000, and the related consolidated statements of income and retained earnings and cash flows for the fifty-two weeks ended December 30, 2000 and January 1, 2000 and the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of J. B. Williams Holdings, Inc. and subsidiaries as of December 30, 2000 and January 1, 2000, and the consolidated results of their operations and their cash flows for the fifty-two weeks ended December 30, 2000 and January 1, 2000 and the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP

February 16, 2001

J. B. WILLIAMS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 30, 2000 AND JANUARY 1, 2000
(In Thousands)
---------------------------------------------------------------------------------------------------

                                                                         December 30,    January 1,
                                                                             2000           2000
                                                                         ------------    ----------
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents .......................................       $ 12,770        $ 11,113
  Accounts receivable, net of allowance for doubtful accounts and sales returns of $712 and $688 at December 30, 2000
    and January 1, 2000, respectively .............................         12,434          13,741
  Inventories .....................................................          8,384           6,404
  Other current assets (Note 4) ...................................          2,164           2,153
                                                                          --------        --------

        Total .....................................................         35,752          33,411
                                                                          --------        --------

PROPERTY AND EQUIPMENT:
  Machinery and equipment .........................................          4,459           4,083
  Furniture and fixtures ..........................................            385             378
  Leasehold improvements ..........................................             41              41
                                                                          --------        --------

        Total .....................................................          4,885           4,502

  Less accumulated depreciation ...................................          3,175           2,497
                                                                          --------        --------

        Net .......................................................          1,710           2,005
                                                                          --------        --------

OTHER ASSETS:
  Intangible assets, net of accumulated amortization of $29,089 and
    $25,913 at December 30, 2000 and January 1, 2000, respectively          36,896          39,744
  Other assets ....................................................          3,014           4,062
                                                                          --------        --------

        Total .....................................................         39,910          43,806
                                                                          --------        --------

TOTAL ASSETS ......................................................       $ 77,372        $ 79,222
                                                                          ========        ========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable ................................................       $  2,367        $  2,995
  Due to sellers of acquired businesses ...........................            233             224
  Accrued expenses (Note 5) .......................................          7,608           7,230
  Income taxes payable ............................................          1,383              61
                                                                          --------        --------

       Total ......................................................         11,591          10,510
                                                                          --------        --------

DUE TO SELLERS OF ACQUIRED BUSINESSES (Note 10) ...................            239             463
                                                                          --------        --------

SENIOR NOTES (Note 6) .............................................         44,856          50,345
                                                                          --------        --------

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY (Note 7):

  Common stock and paid-in capital ................................         10,805          10,804
  Retained earnings ...............................................         11,086           8,304
  Less notes receivable from shareholders .........................         (1,205)         (1,204)
                                                                          --------        --------

       Total ......................................................         20,686          17,904
                                                                          --------        --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........................       $ 77,372        $ 79,222
                                                                          ========        ========

See notes to consolidated financial statements.

J. B. WILLIAMS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
FIFTY-TWO WEEKS ENDED DECEMBER 30, 2000 AND JANUARY 1,  2000
AND THE YEAR ENDED DECEMBER 31, 1998
(In Thousands Except Share Data)
-----------------------------------------------------------------------------------------------------

                                                                        2000        1999        1998
                                                                      -------     -------     -------

NET SALES .......................................................     $67,388     $72,925     $76,106
                                                                      -------     -------     -------

OPERATING COSTS AND EXPENSES:
  Cost of goods sold ............................................      24,485      28,259      31,294
  Advertising ...................................................       1,735       2,203       3,933
  Promotion .....................................................      11,347      12,885      13,351
  Cash discounts ................................................       1,217       1,286       1,297
  Distribution ..................................................       3,023       3,699       4,587
  Selling .......................................................       2,451       2,673       2,895
  General and administrative ....................................       9,330       8,727       7,625
  Depreciation and amortization .................................       4,133       4,207       4,176
  Special item - Litigation settlement and related costs (Note 3)        --         2,760        --
                                                                      -------     -------     -------

       Total  operating expenses ................................      57,721      66,699      69,158
                                                                      -------     -------     -------

OPERATING PROFIT ................................................       9,667       6,226       6,948

INTEREST EXPENSE - Net of interest income of $287,
  $329 and $262 for fiscal 2000, 1999 and 1998, respectively ....       5,115       5,827       5,957
                                                                      -------     -------     -------

INCOME BEFORE INCOME TAXES ......................................       4,552         399         991

PROVISION FOR INCOME TAXES (Note 8) .............................       1,770         164         410
                                                                      -------     -------     -------

NET INCOME ......................................................       2,782         235         581

RETAINED EARNINGS, BEGINNING OF YEAR ............................       8,304       8,069       7,488
                                                                      -------     -------     -------

RETAINED EARNINGS, END OF YEAR ..................................     $11,086     $ 8,304     $ 8,069
                                                                      =======     =======     =======

INCOME PER COMMON SHARE:
  Basic .........................................................     $278.20     $ 23.50     $ 59.10
                                                                      =======     =======     =======

  Diluted .......................................................     $278.20     $ 23.50     $ 58.76
                                                                      =======     =======     =======

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING - BASIC ....................................      10,000      10,000       9,830
                                                                      =======     =======     =======

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING - DILUTED ..................................      10,000      10,000       9,888
                                                                      =======     =======     =======

See notes to consolidated financial statements.

J. B. WILLIAMS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 30, 2000 AND JANUARY 1, 2000
AND THE YEAR ENDED DECEMBER 31, 1998
(In Thousands)
-------------------------------------------------------------------------------------------------------

                                                                     2000          1999          1998
                                                                   --------      --------      --------

OPERATING ACTIVITIES:
  Net income .................................................     $  2,782      $    235      $    581
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities (net of acquisitions):
     Amortization of intangibles .............................        3,455         3,578         3,648
     Loss on disposal and impairment of property and equipment         --            --              55
     Depreciation of property and equipment ..................          678           629           528
     Deferred income tax provision - net .....................          363            59           257
     Changes in operating assets and liabilities:
       Accounts receivable ...................................        1,307           997        (1,503)
       Inventories ...........................................       (1,980)        1,996        (1,609)
       Other current assets ..................................          (11)         (155)         (153)
       Other assets ..........................................          406           359          (142)
       Accounts payable ......................................         (628)         (299)          (24)
       Accrued expenses ......................................          378          (525)       (1,126)
       Income taxes payable ..................................        1,322          (149)         (571)
                                                                   --------      --------      --------

          Net cash provided by (used in) operating activities         8,072         6,725           (59)
                                                                   --------      --------      --------

INVESTING ACTIVITIES:
  Acquisitions ...............................................         (328)         (397)         --
  Equipment purchases and leasehold improvements .............         (383)       (1,276)         (884)
                                                                   --------      --------      --------

           Net cash used in investing activities .............         (711)       (1,673)         (884)
                                                                   --------      --------      --------

FINANCING ACTIVITIES:
Payments to senior note holders ..............................       (5,489)         --            --
Payments to sellers of acquired businesses ...................         (215)         (202)         (169)
                                                                   --------      --------      --------

           Net cash used in financing activities .............       (5,704)         (202)         (169)
                                                                   --------      --------      --------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ...........................................        1,657         4,850        (1,112)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR ..........................................       11,113         6,263         7,375
                                                                   --------      --------      --------

CASH AND CASH EQUIVALENTS, END OF YEAR .......................     $ 12,770      $ 11,113      $  6,263
                                                                   ========      ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid ..........................................     $     85      $    253      $    656
                                                                   ========      ========      ========

  Interest paid ..............................................     $  5,847      $  6,041      $  6,219
                                                                   ========      ========      ========

SUPPLEMENTAL NONCASH INVESTING ACTIVITIES:
  Notes receivable from shareholders for common stock ........     $  1,205      $  1,204      $  1,200
                                                                   ========      ========      ========

See notes to consolidated financial statements.

J. B. WILLIAMS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.   BASIS OF ACCOUNTING AND ORGANIZATION

     The consolidated financial statements include J. B. Williams Holdings, Inc. and its subsidiaries: J.B. Williams Company, Inc., After Shave Products Co., Pre-Shave Products Co., Hair Care Products Co. and CEP Holdings
     (collectively, the "Company"). Brynwood Partners II L.P., a private partnership formed under Delaware law, is the owner of 90% of the issued and outstanding capital stock of the Company. Brynwood Partners II L.P., has invested in and manages several companies and their investors include major insurance companies, financial institutions, corporations and pension funds.

     Commencing January 1, 1999, the Company changed its annual fiscal year to a fifty-two week period consisting of four thirteen-week interim periods.

     The Company, which was organized on December 3, 1992, made an initial acquisition of certain assets ("Personal Care Products Acquisition") from SmithKline Beecham Corporation, Beecham (NJ) Inc. and SmithKline Beecham Consumer Products, Inc. (collectively, "SKB") for $45,000,000 on December 16, 1992. The Personal Care Products Acquisition was financed through the issuance of a promissory note for $40 million to SKB and an equity contribution of $5.6 million from Brynwood Partners II L.P. Operating activity commenced on January 1, 1993. Additionally, the Company acquired certain assets ("Oral Care Products Acquisition") in February 1994 from SKB for $18,323,000. The Oral Care Products Acquisition and repayment of the note payable to SKB relating to the Personal Care Products Acquisition were financed through the private placement issuance of $55,000,000 of senior notes and an equity contribution of $4 million from the Company's primary shareholder.

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

     In 1999, the Company exchanged inventory with a carrying value of approximately $2.8 million for barter credits that will be used to purchase advertising. The barter credits were recorded at the carrying value of the inventory exchanged which is less than the estimated fair value of such inventory. As of December 30, 2000, the barter credits have been reduced to approximately $1.7 million. The barter credits expire in 2007.

     Income Taxes - Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

     Principles of Consolidation - The consolidated financial statements include all subsidiaries. All significant intercompany items have been eliminated. Certain prior year amounts have been reclassified to conform with the presentation for the current year.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Recent Accounting Pronouncements - In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). The adoption of SFAS No. 133 will require that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company is required to adopt FAS 133 (as amended) effective December 31, 2000, but does not expect there to be a significant impact, if any on its financial statements.

     In November 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition. SAB 101 sets forth the SEC Staff's position regarding the point at which it is appropriate to recognize revenue. SAB 101 specifies that revenue is realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or service has been rendered,
     (3) the seller's price to the buyer is fixed or determinable and (4) collectibility is reasonably assured. The Company uses the above criteria to determine whether revenue can be recognized, and therefore believes that issuance of this SAB does not have a material impact on these financial statements.

3.   SPECIAL ITEM

     As explained further in Note 10, in November 1999 the Company received notice that it had lost its arbitration related to the contract dispute related to Cepacol ColdCare lozenges. The legal settlement and related costs aggregated $2.76 million, all of which was paid in 1999.

4.   OTHER CURRENT ASSETS

     Other current assets consist of the following:

                                                     December 30,   January 1,
                                                         2000         2000
                                                           (In Thousands)

     Deferred tax asset..........................       $  950       $  894
     Prepaid expenses ...........................          695          831
     Other ......................................          519          428
                                                        ------       ------

     Total ......................................       $2,164       $2,153
                                                        ======       ======

5.   ACCRUED EXPENSES

     Accrued expenses consist of the following:


                                                    December 30,   January 1,
                                                        2000         2000
                                                          (In Thousands)

     Marketing..................................       $2,564       $2,400
     Interest ..................................        1,794        2,014
     Compensation ..............................        1,000          876
     Other .....................................        2,250        1,940
                                                       ------       ------

     Total .....................................       $7,608       $7,230
                                                       ======       ======

6.   SENIOR NOTES

     The Company financed the Oral Care Products Acquisition and the payment of the note payable to SKB from the proceeds of the private placement of $55,000,000 of senior notes (the "Notes") and an equity contribution from its primary shareholder.

     Commencing with the year ended December 31, 1995, provided certain conditions are met, the Company must, not later than April 15 immediately following such year, offer to purchase from the holders of the Notes, on a pro rata basis, an aggregate principal amount of Notes, equal to a specified calculation at a purchase price equal to 100% of the principal amount of the Notes plus accrued interest. Notes outstanding at December 30, 2000 and January 1, 2000 were $44,856,000 and $50,345,000, respectively.

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

     The Notes contain certain restrictive covenants. The Company is in compliance with all covenants at December 30, 2000.

     During 2000, the Company extended its $5,000,000 maximum secured line of credit with the Bank of New York, for an additional year which now expires on August 31, 2001. The amount available under the line of credit is subject to reduction based on certain criteria relative to the Company's accounts receivable and inventory. No amount was outstanding under the line of credit as of December 30, 2000.

7.   SHAREHOLDERS' EQUITY

     Common stock consists of 20,000 authorized shares at $.01 par value of which 10,000 shares were issued and outstanding at both December 30, 2000 and January 1, 2000.

     During 2000, the Company repurchased 7 shares of common stock from a former employee which were then sold to another employee. During 1999, the Company repurchased 10 shares of common stock from a then former employee which were then sold to another employee. During 1998, the Company issued 1,000 shares of common stock for an aggregate purchase price of approximately $1,200,000 and repurchased 10 shares of common stock from a former employee. Shares were issued to certain employees of the Company as a result of the exercise of options issued to the employees under the Company's 1994 Stock Option Plan (the "Plan"). The shares were in each case paid for by a recourse promissory note in favor of the Company.

     The Plan provides for the granting of options on shares of the Company's common stock to its directors and certain key employees. The Plan permits a maximum of 1,000 shares of common stock to be issued at the fair value per share at the date the option is granted. If the option is granted to a person, who at the time of the grant owns more than 10% of the combined voting power of all classes of stock, the purchase price shall not be less than 110% of the fair value per share at the date the option is granted. Stock option transactions during fiscal 1998 were as follows:

                                                                   1998
                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                            Shares       Price

     Outstanding, beginning of year..................       1,000       $1,196

     Exercised during the year ......................      (1,000)       1,200
                                                           ------

     Outstanding, end of year .......................        --           --
                                                           ======

     Exercisable, end of year .......................        --           --
                                                           ======

     The Company applies APB 25 and related interpretations in accounting for the Plan. No compensation cost was required to be recognized. Had compensation cost for the Plan been determined based on the fair value of the option at date of grant consistent with the requirements of SFAS 123, the Company's fiscal 1998 net income and income per share would have been reduced to the pro forma amounts indicated below:


                                                                      1998
                                                                 (in Thousands)
                                                                Except per share

     Net income                        As reported                   $ 581
                                       Pro forma                       550
     Diluted income per share          As reported                   58.76
                                       Pro forma                     55.63


     The fair value of stock options granted during 1998 was approximately $3,000 and has been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                       1998

     Risk free interest rate................................           4.95 %
     Expected life .........................................              4
     Expected dividend yield ...............................            --
     Expected volatility ...................................            --

8.   INCOME TAXES

     The components of the income tax provision (benefit) are as follows:


                                                 2000         1999       1998
                                                         (in Thousands)

     Current:
       Federal..............................     $1,071     $  (14)     $   (4)
       State ...............................        336        119         157
                                                 ------     ------      ------

                                                  1,407        105         153
                                                 ------     ------      ------

     Deferred

       Federal .............................        302        165         349
       State ...............................         61       (106)        (92)
                                                 ------     ------      ------

                                                    363         59         257
                                                 ------     ------      ------

     Total .................................     $1,770     $  164      $  410
                                                 ======     ======      ======

     A reconciliation of the provision for income taxes based on the applicable statutory Federal income tax rate to the income tax provision as set forth in the consolidated statements of income is as follows:

                                         2000                 1999                    1998
                                  Amount       Rate     Amount      Rate       Amount      Rate
                                                  (Dollar Amounts in Thousands)

Provision for taxes at
  statutory Federal rate ...     $ 1,548       34.0 %   $ 136       34.0 %     $ 337      34.0 %
State taxes - net of Federal
  income tax benefit .......         312        6.9        33        8.3          76       7.4
Other - net ................         (90)      (2.0)       (5)      (1.3)         (3)     (0.1)
                                 -------      ------    -----      ------       -----     -----

Total ......................     $ 1,770       38.9 %   $ 164       41.0 %     $ 410      41.3 %
                                 =======      ======    =====      ======      =====      =====

     Deferred taxes result from temporary differences in the recognition of revenue and expense for tax and financial statement purposes. The principal sources of the differences are the use for income tax purposes of a 15-year amortization period for intangible assets, the use of accelerated methods of computing depreciation and the capitalization of certain inventory related costs.

     The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities are as follows:

                                                        December 30,  January 1,
                                                            2000         2000
                                                             (In Thousands)

     Assets:
       Inventories....................................     $  950       $  894
       Intangible ....................................       --            366
       Other .........................................        726          468
                                                           ------       ------

     Gross deferred tax assets .......................      1,676        1,728

     Liabilities:
       Intangibles ...................................        309         --
       Other .........................................         25           23
                                                           ------       ------

     Gross deferred tax liability ....................        334           23
                                                           ------       ------

     Net deferred tax asset ..........................     $1,342       $1,705
                                                           ======       ======

9.   EMPLOYEE BENEFIT PLAN

     The Company maintains a 401(k) plan covering substantially all employees which permits employees to defer up to 20% of their salary. Matching contributions are at the discretion of the Company; additional contributions of 2% of compensation are made for each employee at the end of each pay period. Annual discretionary contributions may also be made by the Company. The Company matches 25% of employee contributions up to the maximum of 4% of each employee's salary. Company contributions for the fiscal 2000, 1999 and 1998 were approximately $95,000, $98,000 and $85,000, respectively.

10.  COMMITMENTS AND CONTINGENCIES

     The Company leases equipment and its facilities under operating lease agreements which require payment of property taxes, insurance and normal maintenance costs. Certain leases contain renewal options. Rental expense was approximately $270,000, $254,000 and $233,000 for fiscal 2000, 1999 and
     1998, respectively.

     Future minimum annual rentals under the above leases are as follows:

     Fiscal Year                                                 (In Thousands)

     2001                                                              $183
     2002                                                                19
     2003                                                                11
     2004                                                                 6
                                                                       ----
                                                                       $219
                                                                       ====

     The Company has entered into employment contracts with each of its executive officers. Each contract provides for employment for an initial period of one year, with automatic renewals for additional one-year periods. Terms of the contracts include details regarding participation in benefit plans, base salary, merit increases and discretionary bonuses.

     Concurrently with the Oral Care Products Acquisition, the Company entered into a Purchasing and Manufacturing Agreement with Hoechst Marion Roussel ("HMR") (formerly Marion Merrell Dow, Inc. ("MMD")), which was subsequently amended, whereby the Company agreed to purchase existing oral care products exclusively from HMR and in connection therewith pay overhead costs of
     $1,525,000   and  $1,482,000  as  of  December  30  and  January  1,  2000,
     respectively.

     During 1997, the Company entered into a manufacturing and sales agreement (the "agreement") to distribute a cold remedy product composed of zinc acetate lozenges called Cepacol ColdCare. The Company agreed to acquire certain minimum quantities of ColdCare products for five years. The related minimum payments were $2.4 million during the first two years and $4.0 million during the third through fifth years of the agreement. If the agreed-upon minimum quantities are not purchased, the agreement provides for payments of up to $400,000 in the first two years and $650,000 in the third through fifth years of the agreement. During 1998, the Company terminated the agreement due to an investigation, by the Company, into the validity of the patent. The Company was sued by the other party to the agreement and in November 1999 the Company received notice that it had lost the arbitration. The legal settlement and related costs, aggregated $2.76 million, all of which has been paid as of January 1, 2000 (Note 3).

     In connection with the San Francisco Soap acquisition, the Company entered into a consulting agreement with the former owners of San Francisco Soap and agreed to pay $300,000 per year during the consulting period (September 1, 1997 through August 29, 2000). The $300,000 per year was paid in advance in quarterly installments of $75,000 beginning September 1, 1997. Also, in connection with the San Francisco Soap Company acquisition, the Company entered into a contingent payment agreement with the sellers equal to 2.5% of San Francisco Soap Company products net sales for a period of five years from the acquisition date. The minimum annual payment is $250,000 and the Company recorded a liability for the present value of the minimum annual payments owed to the sellers as part of the cost of the acquisition. The total amounts due related to this agreement were $311,000 and $687,000 at December 30, 2000 and January 1, 2000, respectively. The Company will treat additional amounts paid as part of the cost of the acquisition which will result in additional goodwill.

     In conjunction with the Viractin acquisition, the Company entered into a contingent payment arrangement with the sellers of Viractin which provides the sellers with additional amounts equal to the sum of 10% of net sales of the Company's Viractin products for a period of five years from the acquisition date. The additional consideration payments are to be made to the seller on a quarterly basis beginning September 30, 1997. During fiscal 2000 and 1999, amounts due related to this agreement were approximately $202,000 and $217,000, respectively. The Company will record the payments to the sellers as part of the cost of the acquisition.

11.  SIGNIFICANT CUSTOMER

     One of the Company's customers accounted for approximately 21%, 18% and 15% of net sales for fiscal 2000, 1999 and 1998, respectively.

12.  SEGMENT DATA

     The Company operates in two industry segments, the distribution and sale of personal and oral care products. Data by geographic area and industry segment is as follows:

                                                      2000                         1999                          1998
                                                                             (In Thousands)
                                         Personal     Oral             Personal    Oral               Personal   Oral
                                           Care       Care     Total     Care      Care      Total      Care     Care      Total
                                          -------   -------   -------   -------   -------   -------   -------   -------   -------
Net sales to unaffiliated customers:
  United States (including Puerto Rico)   $40,043   $20,059   $60,102   $45,164   $20,716   $65,880   $49,067   $20,341   $69,408
  Canada ..............................     3,709     3,577     7,286     3,975     3,070     7,045     3,875     2,823     6,698
                                          -------   -------   -------   -------   -------   -------   -------   -------   -------

Total .................................   $43,752   $23,636   $67,388   $49,139   $23,786   $72,925   $52,942   $23,164   $76,106
                                          =======   =======   =======   =======   =======   =======   =======   =======   =======

Product contribution:
  United States (including Puerto Rico)   $14,688   $ 6,395   $21,083   $15,872   $ 3,883   $19,755   $ 9,904   $ 7,174   $17,078
  Canada ..............................     1,258       789     2,047     1,432       733     2,165     1,272       399     1,671
                                          -------   -------   -------   -------   -------   -------   -------   -------   -------

Total .................................   $15,946   $ 7,184    23,130   $17,304   $ 4,616    21,920   $11,176   $ 7,573    18,749
                                          =======   =======             =======   =======             =======   =======

General and administrative ............                         9,330                         8,727                         7,625

Depreciation and amortization .........                         4,133                         4,207                         4,176

Special item ..........................                          --                           2,760                          --
                                                              -------                       -------                       -------

Operating profit ......................                       $ 9,667                       $ 6,226                       $ 6,948
                                                              =======                       =======                       =======


     General and administrative expenses, and depreciation and amortization are not allocated to each industry segment. Assets are primarily located in the United States.

13.  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                      Additions
                                           Balance,   Charged to                Balance,
                                          Beginning     Profit    Recoveries/     End
                                           of Year     and Loss   Deductions    of Year
                                           -------     --------   ----------    -------
                                                            (In Thousands)
     Allowance for doubtful accounts
       and sales and returns:

     Fiscal 2000.....................       $ 688       $ 474       $(450)       $ 712
     Fiscal 1999 ....................         881         606        (799)         688
     Fiscal 1998 ....................         972         453        (544)         881



                                     * * * * * *

                                 EXHIBIT INDEX


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

(2)(iii) Agreement dated as of December 16, 1992, between SmithKline Beecham Corporation, SmithKline Beecham Consumer Brands Inc., Beecham (NJ) Inc. and J.B. Williams (incorporated by reference to Exhibit (2)(iii) to the Registration Statement).

(2)(iv) Asset Purchase Agreement dated as of August 6, 1997, by and between J.B. Williams and Avalon Natural Cosmetics, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K filed on October 31, 1997 (Commission File No. 33-83734)).

(2)(v) Asset Purchase Agreement between CEP and Virotex Corporation dated as of July 10, 1997 (incorporated by reference to Exhibit 2(v) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 33-83734)).

(2)(vi) Asset Purchase Agreement between J.B. Williams and Hoechst Marion Roussel Canada, Inc. (incorporated by reference to
                  Exhibit 2(vi) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 33-83734)).

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

(4)(iii) $5,000,000 Credit Facility dated as of August 29, 1997, between the Company and The Bank of New York, including the Master Promissory Note as of the same date (incorporated by reference to Exhibit 4(iii) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 33-83734)).

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

(10)(iii)(A)(5)   Employment Agreement dated as of October 19, 1994 between J.B.
                  Williams and Robert G. Sheasby  (incorporated  by reference to
                  Exhibit (10)(iii)(A)(6) to the Registrant's 1994 Annual Report on Form 10-K (Commission File No. 33-83734)).

(10)(iii)(A)(5)   Employment  Agreement  dated as of May 12, 1995  between J. B.
                  Williams and D. John Dowers.

(21) Subsidiaries of the Company (incorporated by reference to Exhibit (21) to the Registration Statement).

(24) Powers of Attorney for directors and certain officers of the Company.