Form 10-Q
period 2001-03-31
WILLIAMS J B HOLDINGS INC
filed 2001-05-15
CIK 929651

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

                  For the quarterly period ended March 31, 2001

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

Number of shares of the issuer's Common Stock,  par value $0.01,  outstanding as of May 1, 2001: 10,000

                          J.B. Williams Holdings, Inc.

                                    I N D E X

                                                                            Page

Part I  - Financial Information
          ---------------------

        Item 1:  Financial Statements (Unaudited):

                 Condensed Consolidated Statements of Operations for the ...   1
                 Thirteen Weeks Ended March 31, 2001 and April 1, 2000

                 Condensed Consolidated Balance Sheets at March 31, 2001 ...   2
                 and December 30, 2000

                 Condensed Consolidated Statements of Cash Flows for the ...   3
                 Thirteen Weeks Ended March 31, 2001 and April 1, 2000

                 Notes to Condensed Consolidated Financial Statements ......   4

        Item 2:  Management's Discussion and Analysis of Financial .........   5
                 Condition and Results of Operations

Part II - Other Information
          -----------------

        Item 6:  Exhibits and Reports on Form 8-K ..........................   8

        Signature ..........................................................   9

                         J.B. Williams Holdings, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Unaudited
                               (In Thousands)

                                                          Thirteen Weeks Ended
                                                         March 31,     April 1,
                                                            2001        2000

Net sales ..........................................     $ 12,078      $ 12,597

Cost of sales ......................................        4,230         4,597
                                                         --------      --------

Gross margin .......................................        7,848         8,000

Distribution and cash discounts ....................          758           880
Advertising and promotion ..........................        2,695         3,980
Selling, general and administrative expenses .......        2,596         2,919
Depreciation and amortization ......................          979         1,053
                                                         --------      --------

Operating income/(loss) ............................          820          (832)

Interest expense-net ...............................        1,147         1,325
                                                         --------      --------

Loss before income tax benefit .....................         (327)       (2,157)
Income tax benefit .................................         (131)         (884)
                                                         --------      --------

Net loss ...........................................     $   (196)     $ (1,273)
                                                         ========      ========

Loss per share - basic and diluted .................     $  19.60      $ 127.30

Weighted average shares outstanding ................       10,000        10,000

            See Notes to Condensed Consolidated Financial Statements
                                       -1-

                          J.B. Williams Holdings, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                    Unaudited
                                 (In Thousands)

                                                        At March 31, 2001    At December 30, 2000

ASSETS
Current Assets:
      Cash and cash equivalents .....................       $ 14,288              $ 12,770
       Accounts receivable, net ......................          7,883                12,953
       Inventories ...................................          7,986                 8,384

       Other current assets ..........................            839                   695
                                                             --------              --------
           Total Current Assets ......................         30,996                34,802

Property and Equipment, Net ..........................          1,626                 1,710

Intangible Assets, Net ...............................         36,234                36,896
Other Assets .........................................          3,852                 3,965
                                                             --------              --------

TOTAL ASSETS .........................................       $ 72,708              $ 77,373
                                                             ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
      Accounts payable ..............................       $  1,783              $  2,600
       Accrued expenses ..............................          5,339                 8,991
                                                             --------              --------
           Total Current Liabilities .................          7,122                11,591
                                                             --------              --------

Due to Sellers of Acquired Businesses ................            239                   239
                                                             --------              --------

Long Term Debt .......................................         44,856                44,856
                                                             --------              --------

Shareholders' Equity:
      Common stock and paid-in capital ..............         10,805                10,805
       Notes receivable from sales of common stock ...         (1,205)               (1,205)
       Retained earnings .............................         10,891                11,087
                                                             --------              --------
       Total Shareholders' Equity ....................         20,491                20,687
                                                             --------              --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........       $ 72,708              $ 77,373
                                                             ========              ========

            See Notes to Condensed Consolidated Financial Statements
                                       -2-

                          J.B. Williams Holdings, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    Unaudited
                                 (In Thousands)

                                                                    Thirteen Weeks Ended
                                                                    March 31,  April 1,
                                                                       2001       2000

OPERATING ACTIVITIES:
 Net loss .....................................................    $   (196)    $ (1,273)
 Adjustments to reconcile net loss to net cash provided by
 operating activities:
        Amortization of intangibles and debt issuance costs ...         810          893
        Depreciation and amortization of property and equipment         169          160
        Changes in operating assets and liabilities:
           Accounts receivable ................................       5,070        5,230
           Inventories ........................................         398       (1,800)
           Other current assets ...............................        (144)         374
           Accounts payable ...................................        (817)         366
           Accrued expenses ...................................      (3,652)      (2,895)
           Other assets .......................................          41          (81)
                                                                   --------     --------
        Net Cash Provided by Operating Activities .............       1,679          974
                                                                   --------     --------

INVESTING ACTIVITIES:
          Purchases of property and equipment ................         (85)        (206)
           Contingent acquisition payments ....................         (76)        --
                                                                   --------     --------
        Net Cash Used in Investing Activities .................        (161)        (206)

INCREASE IN CASH AND CASH EQUIVALENTS .........................       1,518          768
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................      12,770       11,113

                                                                   --------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ......................    $ 14,288     $ 11,881
                                                                   ========     ========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Income taxes paid ............................................    $    944     $      2
 Interest paid ................................................    $  2,691     $  3,021

            See Notes to Condensed Consolidated Financial Statements
                                       -3-

                          J.B. Williams Holdings, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.     BASIS OF ACCOUNTING AND ORGANIZATION

      The consolidated  financial  statements  include J.B. Williams  Holdings,
       Inc.  ("Holdings")  and  its  wholly-owned  subsidiaries:  J.B.  Williams
       Company,  Inc., After Shave Products Inc.,  Pre-Shave Products Inc., Hair
       Care Products Inc., and CEP Holdings Inc.  (collectively  the "Company").
       Brynwood  Partners II L.P., a private  partnership  formed under Delaware law, is the majority owner of the issued and outstanding capital stock of the Company.

       The accompanying unaudited condensed consolidated financial statements as of March 31,  2001 and for the  thirteen  weeks  ended March 31, 2001 and
       April 1, 2000 have been prepared in accordance  with the  instructions to
       Form 10-Q. All adjustments, which in the opinion of the management of the
       Company  are  necessary  for  a  fair   presentation   of  the  condensed
       consolidated  financial statements for the thirteen weeks ended March 31,
       2001 and April 1, 2000, have been reflected.  All such adjustments are of a normal  recurring  nature.  The March 31, 2001  condensed  consolidated financial  statements should be read in conjunction with the consolidated financial  statements  and notes thereto for the year ended  December 30,
       2000 included in the Company's Annual Report on Form 10-K.

       The  results of  operations  for the period  ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

2.     LONG TERM DEBT

      Long term debt consists of $44.9 million 12% Senior Notes,  due 2004 (the
       "Senior Notes").

3.     FINANCIAL INFORMATION CONCERNING GUARANTORS

      The Senior Notes are  guaranteed  by each of the  Holdings'  wholly-owned subsidiaries,  which  constitute all of the Holdings'  direct or indirect subsidiaries  (the "Subsidiary  Guarantors").  The Subsidiary  Guarantors
       have fully and unconditionally guaranteed the Senior Notes on a joint and several basis; and the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially  equivalent to the assets, liabilities,  earnings and equity of the Company on a consolidated basis.
       There are no restrictions on the ability of the Subsidiary  Guarantors to make  distributions  to the Holdings.  In management's  opinion  separate financial  statements  and other  disclosures  concerning  the Subsidiary
       Guarantors  would not be material  to  investors.  Accordingly,  separate financial  statements  and other  disclosures  concerning  the Subsidiary
       Guarantors are not included herein.

4.     RECLASSIFICATIONS

      Certain reclassifications have been made to the 2000 financial statements to conform with the current year's presentation.

                          J. B. Williams Holdings, Inc.
                  Item 2 - Management's Discussion and Analysis
                of Financial Condition and Results of Operations

GENERAL

J.  B.  Williams   Holdings,   Inc.   ("Holdings"),   through  its  subsidiaries
(collectively with Holdings, the "Company"),  distributes and sells personal and health care products in the United States,  Canada and Puerto Rico. The personal care products  business  includes the Aqua Velva,  Brylcreem,  Williams  Lectric
Shave,  Williams Mug Soap, Total Hair Fitness and the San Francisco Soap Company
brands.  The health  care  products  business  is  comprised  of the Cepacol and
Viractin  brands,  a broad  line of oral  health  care  products  that  includes mouthwash,  sore throat lozenges and sprays,  sore throat formulas and cold sore medications.

RESULTS OF OPERATIONS FOR THE THIRTEEN WEEKS ENDED MARCH 31, 2001

The following  table sets forth certain  operating  data for the thirteen  weeks ended March 31, 2001 and April 1, 2000.

                                                Periods Ended March 31, 2001 and April 1, 2000
                                    ----------------------------------------------------------------------
                                                                 (In Thousands)
                                    Personal Care Products    Health Care Products        Total Company
                                    ----------------------    --------------------        -------------
                                       2001         2000         2001       2000        2001        2000
                                       ----         ----        -----       ----        ----        ----

Net sales                           $  6,973     $  8,315     $  5,105    $  4,282    $ 12,078    $ 12,597
Cost of goods sold                     2,445        2,964        1,785       1,633       4,230       4,597
                                    --------     --------     --------    --------    --------    --------
Gross margin                           4,528        5,351        3,320       2,649       7,848       8,000
Distribution and cash discounts          389          519          369         361         758         880
Advertising and promotion              1,231        2,169        1,464       1,811       2,695       3,980
                                    --------     --------     --------    --------    --------    --------
Brand contribution                  $  2,908     $  2,663     $  1,487    $    477       4,395       3,140
                                    ========     ========     ========    ========    ========    ========
Selling, general and admin. exp                                                          2,596       2,919
Depreciation and amortization                                                              979       1,053
                                                                                      --------    --------
Operating income/(loss)                                                                    820        (832)
Interest expense, net                                                                    1,147       1,325
                                                                                      --------    --------
Loss before income tax benefit                                                            (327)     (2,157)
Income tax benefit                                                                        (131)       (884)
                                                                                      --------    --------
Net loss                                                                              $   (196)   $ (1,273)
                                                                                      ========    ========

For the period ended March 31, 2001,  net sales decreased  4.1% to  $12,078,000 from  $12,597,000  for the  comparable  period in 2000.  This decrease is due to lower sales on the personal  care  products  business,  particularly  on the San
Francisco  Soap  products.   Sales  of  the  San  Francisco  Soap  products  are
approximately  $900,000  lower during this period in 2001 versus the same period in 2000.  This  decrease  is  primarily  due to the  combined  effect of reduced distribution and shelf space in several large mass, drug and wholesale customers and the loss of one-time internet retailer sales volume.

For the  period  ended  March 31,  2001,  cost of goods sold  decreased  8.0% to
$4,230,000 from  $4,597,000 for the comparable  period in 2000. This decrease is directly linked to the Company's  lower sales volumes  combined with an improved sales mix  resulting  from higher sales of the lower cost  Cepacol  products and lower sales on the higher cost San Francisco Soap products.

For the period ended March 31, 2001,  distribution  expenses and cash  discounts decreased  13.9% to $758,000  from $880,000 for the  comparable  period in 2000.
This decrease is primarily  due to lower sales  volumes and  generally  improved delivery and order fulfillment costs.

For the period  ended March 31,  2001,  advertising  and  promotion  expenses of
$2,695,000  decreased  32.3% versus the  $3,980,000  spent during the comparable period in 2000.  Most of this decrease is related to lower levels of advertising support on both the Aqua Velva and Cepacol businesses  combined with the absence in 2001 of a national  marketing  program  supporting the Cepacol  business that occurred in January 2000.

For the  period  ended  March 31,  2001,  selling,  general  and  administrative expenses  decreased by 11.1% to $2,596,000  from  $2,919,000  for the comparable period in 2000.  This decrease is related to generally  lower levels of salaries and  management  consulting  expenses  combined  with  lower  broker  commission payments associated with the decline in net sales.

For the period ended March 31, 2001,  depreciation  and amortization of $979,000 decreased 7.0% from $1,053,000 for the comparable  period in 2000. This decrease is directly related to lower levels of amortization of the Company's  intangible assets.

For the period ended March 31, 2001,  interest expense,  net of interest income, decreased 13.4% to $1,147,000 from $1,325,000 for the comparable period in 2000.
Generally  higher  levels of cash yielded a  corresponding  increase in interest income and combined  with lower  interest  expense,  as a result of the May 2000 repurchase by the Company of $5,489,000 in outstanding  principal  amount of its
Senior Notes, resulted in an overall net decrease in interest expense.

For the period ended March 31, 2001, the Company  recorded an income tax benefit of $131,000  versus an income tax benefit of $884,000 for the comparable  period in 2000.  The effective tax rate was 40% for the 2001 interim period and 41% for the comparable 2000 interim period.

LIQUIDITY AND CAPITAL RESOURCES

The following  chart  summarizes the net funds provided and/or used in operating and investing  activities  for the thirteen weeks ended March 31, 2001 and April
1, 2000 (in thousands).

                                                          Period Ended
                                                          -------------
                                                 March 31, 2000    April 1, 2000
                                                 --------------    -------------
Net cash provided by operating activities .....     $ 1,679           $   974
Net cash used in investing activities .........     $  (161)          $  (206)
                                                    -------           -------
Increase in cash and cash equivalents .........     $ 1,518           $   768
                                                    =======           =======

The principal adjustments to reconcile net loss of $196,000 for the period ended
March 31, 2001 to net cash provided by operating  activities  of $1,679,000  are depreciation  and  amortization  of  $979,000,  combined  with a net decrease in working  capital  requirements  of  $896,000.  The working  capital  decrease is primarily  linked to  generally  lower levels of accounts  receivable  partially offset by lower accrued expenses.

Capital  expenditures,  which were  $85,000 for the period ended March 31, 2001, are generally not significant in the Company's  business.  However,  the Company has approximately $.8 million budgeted in 2001 for continued enhancements to its computer network and for the development of certain new plastic bottle molds.

As a result of the Senior  Notes,  the Company  had $44.9  million of total debt outstanding as of December 30, 2000 and March 31, 2001.  Management expects that cash on hand and  internally  generated  funds will provide  sufficient  capital resources to finance the Company's operations and meet interest  requirements on the Senior  Notes,  both in respect of the short term as well as during the long term.  Since there can be no guarantee  that the Company will generate  internal funds  sufficient to finance its operations and debt  requirements,  the Company has  arranged  for a secured  line of credit  with the Bank of New York  through
August 31,  2001 to provide  funds,  should they be  required,  in order for the
Company to meet its liquidity requirements. The line of credit is in the maximum amount of $5,000,000, with the amount available being subject to reduction based on certain criteria relative to the Company's accounts receivable and inventory.

                                       -7-

                           Part II - Other Information

     Item 6 - Exhibits and Reports on Form 8-K

              (a) Exhibits:
                    None

              (b) Reports on Form 8-K
                    No reports on Form 8-K were filed by the registrant during the period covered by this report.

                                    SIGNATURE

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned, thereunto duly authorized.

                               J.B. WILLIAMS HOLDINGS, INC.

Date:  May 15, 2001             /s/ Kevin C. Hartnett
       ------------            -------------------------------------------------
                               Name:  Kevin C. Hartnett
                               Title: Vice President and Chief Financial Officer

